Form 10-K
period 2003-12-31
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2004-03-25
CIK 1078706, 1078820, 927314

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-81808

BUILDING MATERIALS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	22-3276290 (I.R.S. Employer Identification No.)
1361 Alps Road Wayne, New Jersey (Address of Principal Executive Offices)	07470 (Zip Code)
Registrant's telephone number, including area code: (973) 628-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
See table of additional registrants below

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 25, 2004, 1,015,010 shares of Class A Common Stock, $.001 par value of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

        As of March 25, 2004, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of March 25, 2004, no shares of the registrant or the additional registrants were held by non-affiliates.

ADDITIONAL REGISTRANTS

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	No. of Shares outstanding	Registration No./ I.R.S. Employer Identification Number	Address, including zip code and telephone number, including area code, of registrant's principal executive office
Building Materials Manufacturing Corporation	Delaware	10	333-69749-01/ 22-3626208	1361 Alps Road Wayne, New Jersey 07470 (973) 628-3000
Building Materials Investment Corporation	Delaware	10	333-69749-02/ 22-3626206	300 Delaware Avenue Wilmington, Delaware 19801 (302) 427-5960

BUILDING MATERIALS CORPORATION OF AMERICA
Form 10-K
for the fiscal year ended December 31, 2003

PART I

        The Business section and other parts of this annual report on Form 10-K contain both historical and forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are only predictions and generally can be identified by words such as "anticipates," "expects," "believes," "intends," "plans," "predicts," "foresees" and other related terms. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1.    Business

General

        Building Materials Corporation of America or BMCA is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has changed to G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings. We do business under the name "GAF Materials Corporation." Unless otherwise indicated by the context, "we," "us," "our" and "BMCA" refer to Building Materials Corporation of America and its consolidated subsidiaries.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, our former indirect parent, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation, formerly known as GAF Fiberglass Corporation, merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now our indirect parent and our direct parent is BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as "G-I Holdings."

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. We refer to these claims in this report as "Asbestos Claims." G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company and we are its only operating subsidiary. We are not included in the bankruptcy filing.

        Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

Residential Roofing

        We are a leading manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 73%, 74% and 73% of our net sales in 2001, 2002 and 2003, respectively. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products, which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States. Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.

        Our two principal lines of residential roofing shingles are the Timberline® series and the Sovereign® series. We also produce certain specialty shingles.

  The Timberline® Series.

        The Timberline® series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes:

  •
  the Timberline® 30 shingle, a mid-weight laminated architectural shingle, which serves as an economical trade-up for consumers from a 3-tab shingle, with a 30-year limited warranty;

  •
  the Timberline® Select 40™ shingle, a heavyweight laminated architectural shingle with superior durability and a 40-year limited warranty; and

  •
  the Timberline® Ultra® shingle, a super heavyweight laminated architectural shingle with the maximum durability of the Timberline® series, with a lifetime limited warranty.

  The Sovereign® Series.

        The Sovereign® series includes:

  •
  the economical 3-tab Sentinel® shingle, with a 20-year limited warranty;

  •
  the Royal Sovereign® shingle, a heavier 3-tab shingle, designed to capitalize on the "middle market" for quality shingles, with a 25-year limited warranty; and

  •
  the Marquis® WeatherMax® shingle, a superior performing heavyweight 3-tab shingle, with a 30-year limited warranty.

  Specialty Shingles.

        Our specialty asphalt shingles include:

  •
  the Slateline® shingle, a designer strip shingle, which offers the appearance of slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a 40-year limited warranty;

  •
  the Grand Slate™ shingle, a super-heavyweight premium designer shingle, offering the appearance of slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Grand Sequoia® shingle, a premium designer shingle, which offers a rugged wood shake appearance and reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Grand Canyon™ shingle, a premium designer shingle, with the ultimate rugged wood shake appearance which reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Country Mansion® shingle, a premium designer shingle, designed for houses with a distinctive rich appearance which reduces labor costs in installation because of its larger size, with a lifetime limited warranty; and

  •
  the Country Estates™ shingle, a premium designer shingle, with bold outlines which reduces labor costs in installation because of its larger size, with a lifetime limited warranty.

        Weather Stopper® Roofing System.    In addition to shingles, we supply the major components necessary to install a complete roofing system. Our Weather Stopper® Roofing System begins with Weather Watch® and Stormguard® waterproof underlayments for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Weather Stopper® Roofing System also includes Shingle-Mate® glass reinforced or Leatherback® saturated felt underlayments, Timbertex®, TimberCrest™ and Pacific Ridge™ Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof, and the Cobra® Ridge Vent series, which provides attic ventilation.

Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market, under the EverGuard® trademark, thermoplastic and elastomeric single-ply products. The EverGuard® products address the important and growing single ply segment of the commercial roofing market. The elastomeric products target the price conscious property owners, while the thermoplastic products offer building owners the reliability of heat-welded seams and ENERGY STAR® qualified systems. Commercial roofing represented approximately 22%, 21% and 22% of our net sales in 2001, 2002 and 2003, respectively. We believe that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

        We manufacture fiberglass-based felts under the GAFGLAS® and Brai® trademarks, which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our fiberglass based felts are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel or mineral surfaced sheets. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our Topcoat® roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market insulation products under the EnergyGuard™ brandname, which includes perlite and isocyanurate foam in addition to accessories, such as vent stacks, fasteners and cements and coatings. These products allow us to provide customers with a complete roofing system and the ability to market and sell extended guarantees.

        We sell modified bitumen products under the Ruberoid® and Brai® trademarks. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance and labor cost savings due to ease of application.

Specialty Building Products and Accessories

        We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 5%, 5% and 5% of our net sales in 2001, 2002 and 2003, respectively. These products primarily consist of residential attic ventilation systems and metal and fiberglass air distribution products for the HVAC (heating, ventilating and air conditioning) industry.

Marketing and Sales

        Our sales and marketing functions are designed to help customers grow their businesses and provide better service while offering property owners the best and safest choice. We have one of the industry's largest sales forces. We have a staff of technical professionals who work directly with architects, consultants, contractors and building owners providing support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty building products and accessories through our own sales force of approximately 300 experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that the wholesale distribution channel represents the principal distribution channel for professionally installed asphalt roofing products. As a result, we believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

        Our certified contractor programs offer marketing and support services to a nationwide network of residential (Master Elite® and Authorized) and commercial (Master™, Master Select™, Platinum™ and Authorized) installers, as well as residential homebuilders. We view these certified contractors and builders as an effective extension of our sales force, which promotes our products and support services (including enhanced available warranty protection) directly to property owners and architects.

        No single customer accounted for more than 10% of our net sales in 2003, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

        The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers and others are available as substitutes. In 2003, prices of most raw materials other than asphalt and energy have been relatively stable, rising moderately with general industrial prices, while the increase in the price of asphalt was driven mostly by continued high crude oil prices during 2003 and the residual effect of the petroleum industry strike in Venezuela.

        During the first six months of 2003, the petroleum industry strike in Venezuela adversely impacted the asphalt supply and pricing for the U.S. roofing industry; however, during the third and fourth quarters of 2003, these pressures eased, although the cost of asphalt continues to be high relative to historical levels. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

        The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. These raw materials are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. All of these raw materials are available from a large number of suppliers on substantially similar terms.

        Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina and Shafter, California plants which manufacture glass fiber mat substrate.

        We purchase substantially all of our requirements for colored roofing granules and algae-resistant granules from an affiliate, International Specialty Products Inc., under a long-term requirements contract, except for the requirements of certain of our roofing plants which are supplied by third parties. We refer to International Specialty Products Inc. as "ISP."

Seasonal Variations and Working Capital

        Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and second quarters of each year in order to meet peak season demand in the months of June through November.

Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, although certain of our styles provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors with the exception of our unique "Golden Pledge" warranty. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. We review the reserves established for estimated probable future warranty claims on a periodic basis.

Competition

        The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the residential roofing and accessories markets are Owens-Corning, Tamko, Elkcorp and CertainTeed, and in the commercial roofing market are Johns Manville, Firestone and Carlisle. In addition, there are numerous regional competitors, principally in the commercial roofing market.

        Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including our company, have increased their laminated shingle production capacity in recent years. In that regard, we recently announced plans to build a new high speed, state-of-the-art shingle manufacturing facility to support our continued premium laminate shingle growth in the Northeast and Canadian markets. We are evaluating sites in Maryland, Pennsylvania and two other states with final selection expected in the second quarter of 2004.

        Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Gibraltar, Southwark, Inc., Lomanco Inc., Standex and Hart & Cooley.

Research and Development

        We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers in Wayne, New Jersey, Chester, South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $5.9, $6.6 and $7.6 million in 2001, 2002 and 2003, respectively.

Patents and Trademarks

        At December 31, 2003, we owned or licensed approximately 130 domestic and 130 foreign patents or patent applications. In addition, we owned or licensed approximately 118 domestic and 30 foreign trademark registrations or applications. While we believe the patent protection covering certain of our products to be material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

Environmental Compliance

        Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $1.3, $0.7 and $1.9 million in 2001, 2002 and 2003, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2004 and 2005 will be approximately $1.8 and $1.5 million, respectively.

        The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. Although we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, we believe that any potential liability for compliance with the laws and regulations will not materially affect our business, liquidity or financial position.

        See Item 3, "Legal Proceedings—Environmental Litigation."

Employees

        At December 31, 2003, we employed approximately 3,500 people worldwide, approximately 1,000 of which were subject to 13 union contracts. The contracts are effective for four to five year periods. During 2003, two labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Other Information

        Any materials that we have filed with the Securities and Exchange Commission (the "SEC") may be read and copied by the public at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC's EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the SEC, they may be obtained by writing to: the Corporate Secretary, Building Materials Corporation of America, 1361 Alps Road, Wayne, New Jersey 07470.

Item 2.    Properties

        Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP, at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions—Management Agreement."

        We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility
Alabama
Mobile	Plant, Warehouse*
California
Fontana	Plant, Regional Sales Office
Hollister	Plant, Plant*
Shafter	Plant
Stockton	Plant, Plant, Warehouses*
Florida
Tampa	Plant, Regional Sales Office
Georgia
Atlanta	Sales Office*
Savannah	Plant
Indiana
Mount Vernon	Plant, Plant
Michigan City	Plant
Illinois
Romeoville	Regional Sales Office*
Maryland
Baltimore	Plant, Warehouse
Massachusetts
Millis	Plant, Warehouse*
Walpole	Plant*, Research Center*
Minnesota
Minneapolis	Plant, Warehouse
Mississippi
Purvis	Plant*
New Jersey
North Branch	Plant, Warehouses*
North Brunswick	Regional Sales Office*, Warehouse*
Swedesboro	Regional Sales Office*
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant
Goldsboro	Plant, Warehouse*
Ohio
Wadsworth	Plant*

Pennsylvania
Erie	Plant, Warehouse*
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant, Quality Control Center*
Texas
Addison	Regional Sales Office*
Dallas	Plant, Warehouses*
Port Arthur	Customer Service Center

*
Leased Property

        In addition to the foregoing list, we have two manufacturing facilities in Port Arthur, Texas and Albuquerque, New Mexico that are currently closed. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2003, we made capital expenditures of $43.3 million relating to property, plant and equipment.

Item 3.    Legal Proceedings

        Asbestos Bodily Injury Claims.    In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of our parent, G-I Holdings. As of March 30, 1997, we paid all of our assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. This proceeding remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of our common stock. Such action could result in a change of control of our company. In addition, those creditors may seek to file Asbestos Claims against our company (with approximately 1,900 Asbestos Claims having been filed against us as of December 31, 2003). We believe that we will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claim against us. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although we believe our claims are meritorious. While we cannot predict whether any additional Asbestos Claims will be asserted against us or our assets, or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that we have asbestos-related liability, although there can be no assurances in this regard.

        Actions Relating to G-I Holdings' Bankruptcy.    On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and us. The complaint requests substantive consolidation of us with G-I Holdings or an order directing G-I Holdings to cause us to file for bankruptcy protection. We and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which matter remains pending. On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by us in December, 2000. G-I Holdings and we have opposed the motion and the bankruptcy court has scheduled a hearing on the motion on March 29, 2004.

        Asbestos-in-Building Claims.    G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims as the "Building Claims." Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings' bankruptcy case. No new Building Claims were filed in 2003. We have not assumed any liabilities with respect to Building Claims, and believe we will not sustain any liability in connection with such claims.

        Insurance Matters.    In October 1983, G-I Holdings filed a lawsuit in Los Angeles, California Superior Court against its past insurance carriers to obtain a judicial determination that those carriers were obligated to defend and indemnify it for Building Claims. G-I Holdings is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance pending developments in the Building Claims. Because this litigation is in early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of this litigation.

        In all the Building Claims, which are presently stayed as to G-I Holdings as a result of the G-I Holdings' bankruptcy filing, G-I Holdings' defense costs have been paid by one of its primary carriers. While G-I Holdings expects that this primary carrier will continue to be obligated to defend and indemnify G-I Holdings, this primary carrier has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims.

Environmental Litigation

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims."

        In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings we did not assume relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2003, its liability in respect of the environmental liabilities of G-I Holdings not assumed by us was approximately $9.8 million, not accounting for any possible reduction of liability as a result of the G-I Holdings' bankruptcy, before insurance recoveries reflected on its balance sheet of $10.0 million. We estimate our liability as of December 31, 2003, in respect of assumed and other environmental liabilities is $1.5 million, and expect insurance recoveries, as discussed below, of $1.3 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

        At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business—Environmental Compliance."

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable we will receive the estimated recoveries and the legal expenses incurred by G-I Holdings on our behalf. We also believe that we are entitled to substantially full defense and indemnity under our insurance policies for most Environmental Claims, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims. We also believe that recoveries could be well in excess of the estimated recoveries for all Environmental Claims, although there can be no assurances in this regard.

        In June 1997, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the Superior Court of New Jersey, Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed to the United States Bankruptcy Court for the District of New Jersey in February 2001, in conjunction with the G-I Holdings' bankruptcy case. In November 2002, the parties agreed to have the action remanded to the Superior Court of New Jersey, Somerset County where it is pending. While we believe that our claims are meritorious, there can be no assurance that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

        We believe that we will not sustain any liability for environmental liabilities of G-I Holdings other than those that we have contractually assumed or that relate to the operations of our business. While we cannot predict whether any claims for non-assumed environmental liabilities will be asserted against us or our assets, or the outcome of any litigation relative to those claims, we believe that we have meritorious defenses to those claims.

Other Litigation

        On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against G-I Holdings on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by G-I Holdings and affiliated entities. The action alleged, among other things, that those shingles were defective and sought unspecified damages on behalf of the purported class. On September 25, 1998, we agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the settlement, we will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty.

        In October 1998, G-I Holdings brought suit in the Superior Court of New Jersey-Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the Mobile County, Alabama class action and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. This action is pending.

        On or about February 17, 2004, litigation was commenced against us in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of our products representing less than 5% of our net sales. We intend to defend ourselves vigorously in this matter, including, but not limited to, asserting counterclaims against CertainTeed, as appropriate. Although this matter is in its preliminary stages and there can be no assurances made, we believe that the claims filed by CertainTeed Corporation are without merit.

*    *    *

        We believe that the ultimate disposition of the cases described above under "Environmental Litigation," "Asbestos-in-Building Claims" and "Other Litigation" will not, individually or in the aggregate, have a material adverse effect on the Company's liquidity, financial position or results of operations.

Tax Claim Against G-I Holdings

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service or the IRS, of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. or the surfactants partnership, a partnership in which G-I Holdings held an interest. G-I Holdings has advised us that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were part of the G-I Holdings Group, we would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Markets for Registrant's Common Equity and Related Stockholder Matters

        All of our outstanding shares of Class A common stock are owned by BMCA Holdings Corporation or BHC. Accordingly, there is no public trading market for our common stock.

        In 2002 and 2003, we did not declare or pay dividends to BHC. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-17 and pages F-41 to F-44, respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data

        See page F-18.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management" on page F-17.

Item 8.    Financial Statements and Supplementary Data

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-21 to F-65.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no disagreements with accountants on accounting or financial disclosures during the last two fiscal years. On June 20, 2002, we replaced Arthur Andersen LLP as our independent public accountants and engaged KPMG LLP to serve as our independent public accountants for the fiscal year ended December 31, 2002. For more information with respect to this matter, see our current report on Form 8-K filed on June 24, 2002.

Item 9A.    Controls and Procedures

        Disclosure Controls and Procedures:    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

        Internal Control Over Financial Reporting:    There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal year 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

        The following are the name, age and respective positions of our directors and executive officers.

Name	Age	Position
William W. Collins	53	Chief Executive Officer, President and Director
David A. Harrison	47	Senior Vice President—Marketing, Contractor Services and Corporate Development and Director
John F. Rebele	49	Senior Vice President, Chief Financial Officer and Director
Robert B. Tafaro	53	Senior Vice President and General Manager—Roofing Systems Sales and Director
Kenneth E. Walton	47	Senior Vice President—Operations and Director
Douglas W. Blackwell	57	Senior Vice President—Supply Chain Management
Richard A. Weinberg	44	Executive Vice President, General Counsel and Secretary
Susan B. Yoss	45	Senior Vice President

        Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers. There are no family relationships that exist between any of our directors or executive officers. Under our bylaws, our officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified. As used in this section, "ISP" refers to International Specialty Products Inc.

        William W. Collins—Mr. Collins has been President and Chief Executive Officer of BMCA and some of our subsidiaries since September 2000 and a director of these companies since July 1999. He was President and Chief Operating Officer of the same companies from February 2000 to September 2000 and was Executive Vice President and Chief Operating Officer of these companies from July 1999 to February 2000. Mr. Collins also was Senior Vice President—Marketing and Sales, Residential Roofing Products of us and some of our subsidiaries from November 1997 to July 1999. Since July 1999, Mr. Collins also has been a director of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims.

        David A. Harrison—Mr. Harrison has been a director of BMCA and some of our subsidiaries since September 2000. He also has been Senior Vice President-Marketing, Contractor Services and Corporate Development of BMCA and some of our subsidiaries since July 2000. He has also served as President of GAF Materials Corporation (Canada) since July 2000. Mr. Harrison was Vice President—Corporate Marketing and Development of BMCA and some of our subsidiaries from November 1999 to July 2000, and Vice President—Marketing Development of BMCA and some of our subsidiaries from January 1997 to July 1999. From July 1999 to November 1999, Mr. Harrison was Senior Vice President, Corporate Marketing of Centex Corporation, a company in the construction and related financial services industries.

        John F. Rebele—Mr. Rebele has been a director of BMCA since January 2001 and of BMCA's subsidiaries since March 2001. He also has been Senior Vice President and Chief Financial Officer of BMCA and some of our subsidiaries since December 2001 and was Vice President and Chief Financial Officer of the same companies from January 2001 to December 2001. He was Vice President—Finance of BMCA and some of our subsidiaries from March 1998 to January 2001.

        Robert B. Tafaro—Mr. Tafaro has been a director of BMCA and some of our subsidiaries since September 2000. He also has been Senior Vice President and General Manager – Roofing Systems Sales of BMCA and some of our subsidiaries since October 2003. He was Senior Vice President and General Manager—Residential Systems of BMCA and some of our subsidiaries from July 2000 to October 2003. He was Vice President—Marketing and Sales, Commercial Roofing Products of us and some of our subsidiaries from November 1997 to July 2000.

        Kenneth E. Walton—Mr. Walton has been a director of BMCA and some of our subsidiaries since September 2000. He also has been Senior Vice President—Operations of BMCA and some of our subsidiaries since July 2000. He was Vice President—Residential Operations of BMCA from March 1999 to July 2000, and Vice President-Manufacturing of U.S. Intec, Inc., a former subsidiary of BMCA, from December 1997 to March 1999.

        Douglas W. Blackwell–Mr. Blackwell has been Senior Vice President—Supply Chain Management and Senior Vice President of BMCA and some of our subsidiaries since February 2001. Mr. Blackwell was previously Vice President of Sourcing and Procurement at Strategic Distribution Inc., a provider of on-site maintenance, repair and operating supplies from November 1997 to January 2001.

        Richard A. Weinberg—Mr. Weinberg has been Executive Vice President, General Counsel and Secretary of BMCA and our subsidiaries for more than five years. Since September 2000, he has been Chief Executive Officer, President, General Counsel and Secretary of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims, and previously served as Executive Vice President, General Counsel and Secretary of G-I Holdings and its subsidiaries from May 1998 to September 2000. Mr. Weinberg has served as a director of G-I Holdings for more than five years. He also has been Executive Vice President, General Counsel and Secretary of ISP and its subsidiaries for more than five years and a director of ISP since December 2003.

        Susan B. Yoss—Ms. Yoss has been Senior Vice President of BMCA and its subsidiaries since August 2001 and was Senior Vice President and Treasurer of the same companies from July 1999 to August 2001 and was Vice President and Treasurer of the same companies from February 1998 to July 1999. Since July 1999, she also has been Senior Vice President, Chief Financial Officer and Treasurer of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims. Ms. Yoss has served as Executive Vice President—Finance and Treasurer of ISP and some of its subsidiaries since September 2000, was previously Senior Vice President and Treasurer of ISP from July 1999 to September 2000, and was Vice President and Treasurer of ISP from February 1998 to July 1999.

Audit Committee Financial Expert

        We are not "issuers" of securities as that term is defined in the Securities Exchange Act of 1934 and do not have any securities listed on a national exchange. Based on the foregoing, our Board of Directors does not, nor is it required to have an audit committee and therefore is not required to determine anyone to be an audit committee financial expert.

Code of Ethics

        All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and the persons performing similar functions, are required to abide by our code of ethics and business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. We intend to disclose any changes in or waivers from our code of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission. We will provide to any person, without charge, upon request, a copy of our code of ethics by writing to: the Corporate Secretary, Building Materials Corporation of America, 1361 Alps Road, Wayne, New Jersey 07470.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and the four other most highly compensated executive officers as of December 31, 2003. The salaries and other compensation of Mr. Weinberg and Ms. Yoss for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (7) to the table below.

		Annual Compensation(7)
Name and Principal Position	Year	Salary	Bonus(1)		Other Annual Compensation		All Other Compensation
William W. Collins	2003	$407,500	$775,000		$—		$21,562	(2)
Chief Executive Officer	2002	355,417	650,000		—		21,562	(2)
and President	2001	284,583	400,000		—		19,462	(2)
Robert B. Tafaro	2003	$288,083	$300,000	(3)	$—		$21,562	(3)
Senior Vice President and	2002	264,556	200,000		—		21,461	(3)
General Manager—	2001	231,751	200,090		—		18,920	(3)
Roofing Systems Sales
David A. Harrison	2003	$258,010	$155,000		$—		$19,260	(4)
Senior Vice President	2002	247,372	149,734		—		19,192	(4)
Marketing, Contractor	2001	233,500	147,445		—		16,822	(4)
Services and Corporate Development
Douglas W. Blackwell	2003	$252,350	$155,000	(5)	$—		$23,105	(5)
Senior Vice President—	2002	225,417	146,449		—		22,205	(5)
Supply Chain Management	2001	181,923	114,153		47,716	(5)	17,752	(5)
John F. Rebele	2003	$236,917	$245,000	(6)	$—		$18,917	(6)
Senior Vice President	2002	216,250	200,307	(6)	—		18,537	(6)
and Chief Financial Officer	2001	185,625	114,002		—		15,824	(6)

(1)
Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program with the exception of Mr. Collins with respect to his bonus amount, which is payable pursuant to the executive compensation plan.

(2)
Included in "All Other Compensation" for Mr. Collins are: $14,500, $14,500 and $12,400 representing our contribution under the 401(k) plan in 2003, 2002 and 2001 respectively; $4,902, $4,902 and $4,902 for the premiums paid by us for a life insurance policy in 2003, 2002 and 2001, respectively; and $2,160, $2,160 and $2,160 for the premiums paid by us for a long-term disability policy in 2003, 2002 and 2001, respectively.

(3)
Included in "Bonus" for Mr. Tafaro is $113,236 representing a special bonus award in 2003. Included in "All Other Compensation" for Mr. Tafaro are: $14,500, $14,500 and $12,400 representing our contribution under the 401(k) plan in 2003, 2002 and 2001, respectively; $4,902, $4,833 and $4,518 for the premiums paid by us for a life insurance policy in 2003, 2002 and 2001, respectively; and $2,160, $2,128 and $2,002 for the premiums paid by us for a long-term disability policy in 2003, 2002 and 2001, respectively.

(4)
Included in "All Other Compensation" for Mr. Harrison are: $14,250, $14,250 and $12,150 representing our contribution under the 401(k) plan in 2003, 2002 and 2001, respectively; $2,850, $2,812 and $2,655 for the premiums paid by us for a life insurance policy in 2003, 2002 and 2001, respectively; and $2,160, $2,130 and $2,017 for the premiums paid by us for a long-term disability policy in 2003, 2002 and 2001, respectively.

(5)
Included in "Bonus" for Mr. Blackwell is $3,405 representing a special bonus award in 2003. Included in "Other Annual Compensation" for Mr. Blackwell is $22,716 for moving-related expenses and $25,000 of a one-time employment agreement bonus in 2001. Included in "All Other Compensation" for Mr. Blackwell are: $14,500, $14,500 and $12,167 representing our contribution under the 401(k) plan in 2003, 2002 and 2001, respectively; $6,458, $5,774 and $4,275 for the premiums paid by us for a life insurance policy in 2003, 2002 and 2001, respectively; and $2,147, $1,931 and $1,310 for the premiums paid by us for a long-term disability policy in 2003, 2002 and 2001, respectively. Mr. Blackwell commenced employment with us in February 2001.

(6)
Included in "Bonus" for Mr. Rebele is $87,337 and $41,673 representing special bonus awards for 2003 and 2002, respectively. Included in "All Other Compensation" for Mr. Rebele are: $14,250, $14,250 and $12,150 representing our contribution under the 401(k) plan in 2003, 2002 and 2001, respectively; $2,651, $2,431 and $2,070 for the premiums paid by us for a life insurance policy in 2003, 2002 and 2001 respectively; and $2,016, $1,856 and $1,604 for the premiums paid by us for a long-term disability policy in 2003, 2002 and 2001, respectively.

(7)
The salary and other compensation of Mr. Weinberg and Ms. Yoss are paid by ISP pursuant to our management agreement with ISP, except that we granted to Mr. Weinberg options to purchase 6,453 shares of our redeemable convertible preferred stock in 1999. In 2001, Mr. Weinberg converted these options to 2,500 incentive units, see "—Long-Term Incentive Plan." In addition, in 2002 and 2003, Mr. Weinberg exercised approximately 1,500 and 500 units, respectively, and received $60,178 and $41,783, respectively. No allocation of compensation for services to us is made pursuant to the management agreement, except that we reimbursed ISP $500,000, $500,000 and $500,000 for Mr. Weinberg and $300,000, $300,000 and $300,000 for Ms. Yoss for 2003, 2002 and 2001, respectively, under the management agreement in respect of bonus amounts earned in connection with services performed by them for us during those years. In addition, we reimburse ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See Item 13, "Certain Relationships and Related Transactions—Management Agreement."

Long-Term Incentive Plan

        The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2003 under our 2001 Long-Term Incentive Plan.

Long-Term Incentive Plan—Awards in 2003

Estimated Future Payouts Under Non-Stock Price-Based Plans
		Number of Shares, Units or Other Rights(1)	Performance or Other Period Until Maturation or Payout(1)
Name	Date of Grant			Threshold ($)(2)	Target ($)(3)	Maximum ($)(3)
William W. Collins	—	—	—	—	—	—
Robert B. Tafaro	4/03	425	—	100.00	—	—
David A. Harrison	—	—	—	—	—	—
Douglas W. Blackwell	—	—	—	—	—	—
John F. Rebele	—	—	—	—	—	—

(1)
Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The Plan provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the plan). Our Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. Our Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with us or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. If, after a change in control of BMCA, (as defined) an employee's employment is terminated by us for any reason other than Good Cause (as defined), as a result of death or permanent disability, or by the employee for Good Reason (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2)
Set forth under the "Threshold" column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value at that date less book value as of the date of grant divided by 1,000,010. Our Long-Term Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the committee. The committee, in its sole discretion, may grant incentive units with an Initial Value that is less than the Initial Value of such incentive units as normally determined under the 2001 Long-Term Incentive Plan.

(3)
Upon exercise of an incentive unit, a participant will receive in cash the excess, if any, of the value of such incentive unit as of the relevant valuation date on or, in the event of an exercise between valuation dates, immediately preceding the exercise date, over the initial value of such incentive unit, subject to all appropriate withholdings. Accordingly, the dollar value of future payouts is not readily ascertainable.

Employment Security Agreements

        In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Collins, Tafaro, Harrison, Blackwell, Rebele and Walton, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event. In 2003, irrevocable letters of credit were issued in support of the employment security agreements.

        A change in control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof.

        Under the agreements, the "Heyman Group" means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J. Heyman, his heirs, administrators or executors and (2) any entity controlled, directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section, "beneficial ownership" shall be determined in accordance with Rule 13d under the Securities Exchange Act of 1934, as amended.

Compensation of Directors

        Our directors do not receive any additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participations

        We do not have a separate compensation committee. Compensation policies are established by our board of directors, each member of which is also one of our executive officers. See Item 13, "Certain Relationships and Related Transactions."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Securities Authorized for Issuance Under Equity Compensation Plans

        Not Applicable.

  Securities Ownership of Certain Beneficial Owners and Management

        As of March 25, 2004, 100% of our outstanding shares of Class A common stock were owned of record by BMCA Holdings Corporation.

        The following table sets forth information with respect to the ownership of our common stock, as of March 25, 2004, by each other person known to us to own beneficially more than 5% of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class	Total Voting Power
Class A Common Stock	Samuel J. Heyman	1,015,010	(2)	100.0%	100.0%
	All directors and executive officers as a group (8 persons)	—		—	—

(1)
The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

(2)
The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of our common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 25, 2004, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13.    Certain Relationships and Related Transactions

Management Agreement

        Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides some general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $6.2 million in 2003 for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The management agreement is expected to be amended to adjust the management fees payable under the agreement and to extend the term of the agreement effective January 1, 2004 through December 31, 2004. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2003 was approximately $0.8 million. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided in 2003 under the management agreement, the aggregate amount payable by us to ISP under the management agreement for 2004, inclusive of the services provided to G-I Holdings, is expected to be approximately $5.5 million. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

        We purchase substantially all of our colored roofing granules and algae-resistant granules requirements under a long-term requirements contract from ISP, except for the requirements of certain of our roofing plants that are supplied by third parties. We believe our long-term supply requirements contract with ISP, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party. In 2003, we purchased in the aggregate approximately $77.7 million of mineral products from ISP.

Tax Sharing Agreement

        We entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings' consolidated tax group, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the G-I Holdings' consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the Tax Sharing Agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G-I Holdings' consolidated tax group, we are severally liable for certain federal income tax liabilities of the G-I Holdings' consolidated tax group, including tax liabilities not related to our business, we should not have any liability, under any circumstances, other than liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the G-I Holdings' consolidated tax group for federal income tax purposes.

Intercompany Borrowings

        We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates, ranging from 4.0% to 5.0% in 2003. On July 1, 2003 and December 29, 2003, we loaned BMCA Holdings Corporation $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned us $37.8 and $15.0 million, respectively. As of December 31, 2003, BMCA Holdings Corporation owed us $55.6 million, including interest of $0.3 million and we owed BMCA Holdings Corporation $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2003. In addition, no loans were owed by us to other affiliates. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for the professional services rendered by our independent public accountants, KPMG LLP, for the fiscal years ended December 31, 2002 and 2003.

Audit and Non-Audit Fees(1)

	2002	2003
Audit Fees(2)	$199,500	$199,500
Audit-Related Fees(3)	9,200	9,240
Tax Fees(4)	17,500	20,000
All Other Fees(5)	—	3,500

Total	$226,200	$232,240

(1)
On June 20, 2002, we replaced Arthur Andersen LLP as our independent public accountants and appointed KPMG LLP as our new independent public accountants.

(2)
Audit fees relate to professional services rendered by KPMG in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(3)
Audit-related fees include professional services rendered by KPMG related to the audit of our employee benefit plans.

(4)
Tax fees include professional services rendered by KPMG in connection with tax compliance. We do not engage KPMG to perform personal tax services for our executive officers.

(5)
All other fees relate to non-financial statement audit services, in connection with agreed upon procedures.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

        Our Board of Directors approves, prior to the audit engagement, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from KPMG during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial or accounting officer as required.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are filed as part of this report:

    (a)
    (1)  Financial Statements: See Index on page F-1.

    (a)
    (2)  Financial Statement Schedules: See Index on page F-1.

    (a)
    (3)  Exhibits:

Exhibit Number	Description
2.1	Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).
3.1	Amended and Restated Certificate of Incorporation of BMCA (incorporated by reference to Exhibit 3.1 to BMCA's Form 10-K for the fiscal year ended December 31, 1999).
3.2	By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's Registration Statement on Form S-4 (Registration No. 33-81808)) (the "Deferred Coupon Note Registration Statement").
3.3
Certificate of Incorporation of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.3 to BMCA's Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).
3.4	By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 10-K).
3.5	Certificate of Incorporation of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.5 to the 1998 10-K).
3.6	By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 10-K).
4.1
Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859)).
4.2
First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 to the 2008 Notes S-4).
4.3
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to BMCA's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).
4.4
Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-41531)).

4.5
First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).
4.6
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and Building Materials Manufacturing Corporation, as issuers, Building Materials Investment Corporation, as guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the 2000 10-K).
4.7
Indenture, dated as of July 17, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633)).
4.8
First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).
4.9
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the 2000 10-K).
4.10	Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
4.11
First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
4.12
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the 2000 10-K).
10.1
Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 10-K).
10.2
Amendment No. 1 to the Management Agreement, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. annual report on Form 10-K for the fiscal year ended December 31, 1999).
10.3
Amendment No. 2 to the Management Agreement, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000).

10.4
Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Inc. Registration Statement on Form S-4 (Registration No. 333-70144)).
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA's Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).
10.6
Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended March 30, 2003).
10.7
Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the fiscal year ended December 31, 1996).
10.8
Form of Amendment to Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to BMCA's Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).
10.9	Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 to the 1997 10-K).
10.10	BMCA Preferred Stock Option Plan (incorporated by reference to Exhibit 4.2 to BMCA's Registration Statement on Form S-8 (Registration No. 333-60589)).
10.11	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 10-K).
10.12	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.13	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 10-K).
10.14
Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).
10.15
Credit Agreement, dated as of July 9, 2003, by and among BMCA, the Initial Lenders, Initial Issuing Bank and Swing Line Bank (as defined therein), Citicorp USA, Inc., as collateral monitoring agent and administrative agent, Citigroup Global Markets Inc., as lead arranger and book manager, Deutsche Bank Securities Inc., as syndication agent and The CIT Group/Business Credit, Inc., Congress Financial Corporation and JP Morgan Chase Bank as co-documentation agents (the "Credit Agreement"), (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended June 29, 2003).

10.16	Employment Security Agreement between BMCA and William W. Collins, effective May 2001 (incorporated by reference to Exhibit 10.22 to the 2001 10-K).
10.17	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001 (incorporated by reference to Exhibit 10.23 to the 2001 10-K).
10.18	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 10-K).
10.19	Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001 (incorporated by reference to Exhibit 10.25 to the 2001 10-K).
10.20	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001 (incorporated by reference to Exhibit 10.26 to the 2001 10-K).
10.21	Employment Security Agreement between BMCA and Douglas W. Blackwell, effective June 2001 (incorporated by reference to Exhibit 10.22 to BMCA's Form 10-K for the fiscal year ended December 31, 2002).
16
Letter dated June 21, 2002, from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in certifying accountant (incorporated by reference to Exhibit 16 to BMCA's current report on Form 8-K filed June 24, 2002).
21*	Subsidiaries of BMCA.
31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*— filed herewith

(b)
Reports on Form 8-K

        The registrants filed a news release on Form 8-K dated October 22, 2003 regarding the results of operations for the quarterly period ended September 28, 2003. The information set forth in Item 12 of this Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS CORPORATION OF AMERICA
BUILDING MATERIALS MANUFACTURING CORPORATION
By:	/s/ JOHN F. REBELE
	Name:	John F. Rebele
	Title:	Senior Vice President and Chief Financial Officer

Date: March 25, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2004 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM W. COLLINS William W. Collins	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ DAVID A. HARRISON David A. Harrison	Director
/s/ ROBERT B. TAFARO Robert B. Tafaro	Director
/s/ KENNETH E. WALTON Kenneth E. Walton	Director
/s/ JAMES T. ESPOSITO James T. Esposito	Vice President and Controller (Principal Accounting Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS INVESTMENT CORPORATION
By:	/s/ JOHN F. REBELE
	Name:	John F. Rebele
	Title:	Senior Vice President and Chief Financial Officer

Date: March 25, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2004 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM W. COLLINS William W. Collins	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ BARRY A. CROZIER Barry A. Crozier	Director
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

BUILDING MATERIALS CORPORATION OF AMERICA

FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

        Building Materials Corporation of America or BMCA, a subsidiary of BMCA Holdings Corporation, was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., an indirect parent of BMCA. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to Consolidated Financial Statements. Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of BMCA, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of BMCA and BMCA's direct parent is BMCA Holdings Corporation. References herein to "G-I Holdings" mean G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

        We are a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Our products are produced at 26 strategically located manufacturing facilities across the United States. Our manufacturing facilities include: 16 asphalt roofing manufacturing facilities, two roofing accessory plants, one thermoplastic polyolefin plant, one glass fiber manufacturing plant, two glass mat manufacturing plants, one fiber-cement shingle and siding plant, one liquid roofing membrane and adhesive plant and two attic ventilation and air distribution product plants.

        Our products are marketed in three groups: residential roofing, commercial roofing and specialty building products and accessories.

  Residential Roofing

        We are a leading national manufacturer of a complete line of residential roofing products. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, as well as certain other specialty shingles. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline® series and specialty shingles), which are generally sold at higher prices and more attractive product margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States.

  Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoplastic and elastomeric single-ply products, which address the important and growing single-ply segment of the commercial roofing market. We believe that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

        We sell modified bitumen products under the Ruberoid® and Brai® trademarks. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance and labor cost savings due to ease of application.

        Over the past five years, over 80% of industry sales of both residential and commercial roofing products were for re-roofing, as opposed to new construction. As a result, we believe our exposure and the roofing industry's exposure to cyclical downturns in the new construction market are substantially lower than for other building material manufacturers. We expect that demand for residential re-roofing will continue to increase as the existing housing stock ages and as homeowners upgrade from standard strip roofing shingles to premium laminated shingles for enhanced aesthetics and durability. We also expect commerical roofing demand to rise as construction of new commerical facilities increases and existing buildings age.

        Our business relies on the availability of reasonably priced raw materials and energy for the production of our products. Shortages of and price increases of these products, specifically asphalt, which is directly correlated to increases in the price of oil, have occurred in the past and may occur in the future. To mitigate the effect of the petroleum based and other cost increases, we will attempt to pass on future unexpected cost increases from our suppliers as needed, although no assurances can be provided that these price increases will be accepted in the marketplace.

        Our net sales for 2003 were $1,607.8 million, an increase of 18.2% from net sales of $1,360.7 million in 2002. Our operating income increased by 18.8% in 2003 to $136.5 million from $114.9 million in 2002. (See discussion on operating results below.)

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the consolidated financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 17 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point and title and risk of loss passes to the customer at the time of shipment.

  Customer Incentives

        We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales and reserves are recorded based on customers' purchase levels of specific products and the promotional programs related to these products. Management evaluates these incentives and volume rebate programs and, if adjustments to our estimates are required, additional allowances or reductions may be recorded.

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts credit limits or the allowance for doubtful accounts based on this periodic review. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

  Inventories

        Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for asphalt raw materials used to produce our products. All other inventories are valued on the FIFO (first-in, first-out) method. We reserve our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ than those projected by management, additional inventory adjustments may be required.

  Long-Lived Asset Impairment

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets for associated facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on estimated discounted cash flows. See Note 3 to Consolidated Financial Statements.

  Goodwill

        Through December 31, 2001, we amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" or SFAS No. 142, effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and amortization or EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of values from the methodologies employed are less than the carrying amount of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends and market and economic conditions. Our analysis related to multiples of net sales and EBITDA are based on related industry data. We adopted SFAS No. 142 effective January 1, 2002 and updated our analysis at December 31, 2002 and 2003 and noted no impairment existed. See Note 4 to Consolidated Financial Statements.

  Product Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the reserves established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this reserve may be required.

  Environmental Liabilities

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

  Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. We revised the expected long-term rate of return on assets assumption for our retirement plans in 2003 to 9.5%, a reduction from its previous level of 11.0%. A 25 basis points increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus $1.1 million or minus $1.0 million on the projected benefit obligation. A 25 basis points increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

Results of Operations

2003 Compared with 2002

        We recorded net income in 2003 of $47.2 million compared with net income of $32.6 million for 2002, representing an increase of 44.8%. The reported net income of $47.2 million includes a $2.4 million ($3.8 million pre-tax) after-tax loss from the write-down of the Albuquerque, New Mexico manufacturing facility and a $3.7 million ($5.7 million pre-tax) after-tax gain from the sale of property in Ontario, California. See Note 6 to Consolidated Financial Statements. The increase in 2003 net income was primarily the result of higher operating income together with lower other expenses, partially offset by higher interest expense.

        Net sales for 2003 were $1,607.8 million compared with $1,360.7 million in the same period of 2002, representing an increase of 18.2%. Higher net sales in 2003 were primarily attributable to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

        Operating income for 2003 was $136.5 million compared with $114.9 million in 2002, representing an increase of $21.6 million or 18.8%. Higher operating results in 2003 were primarily attributable to an increase in net sales of residential and commercial roofing products and the gain from the sale of property in Ontario, California, partially offset by higher raw material costs, principally asphalt due to higher crude oil prices, together with higher selling, general and administrative expenses due to higher volume related costs and the loss from the write-down of the Albuquerque, New Mexico manufacturing facility.

        Interest expense increased to $56.7 million in 2003 from $55.0 million for the same period in 2002, primarily due to higher average borrowings partially offset by a lower average interest rate. Other expense, net was $6.1 million for 2003 compared with $9.0 million for 2002 primarily due to a decline in financing costs in connection with the termination of the Accounts Receivable Securitization Agreement. See Note 9 to Consolidated Financial Statements.

2002 Compared with 2001

        We recorded net income in 2002 of $32.6 million compared with net income of $18.8 million for 2001, representing an increase of over 73%. The reported net income of $32.6 million includes a $1.1 million ($1.8 million pre-tax) after-tax loss on the sale of our Monroe, Georgia manufacturing facility. See Note 6 to Consolidated Financial Statements. The increase in 2002 net income was primarily the result of higher operating income, lower manufacturing costs and lower interest expense.

        Net sales for 2002 were $1,360.7 million compared with $1,293.0 million in the same period of 2001, representing an increase of 5.2%. Higher net sales in 2002 were primarily attributable to an increase in both net sales of premium residential roofing products and commercial roofing products. The increase in net sales of premium residential roofing products in 2002 resulted from higher average selling prices and higher unit volumes, while the increase in net sales of commercial roofing products resulted from higher unit volumes partially offset by lower average selling prices.

        Operating income for 2002 was $114.9 million compared with $97.0 million for 2001, representing an increase of $17.9 million or 18.5%. Higher operating results in 2002 were primarily attributable to an increase in both net sales of premium residential and commercial roofing products along with lower manufacturing costs, partially offset by the loss on sale of the Monroe, Georgia manufacturing facility and higher selling, general and administrative expenses. As a result of the adoption of SFAS No. 142, goodwill amortization, which amounted to $2.0 million before tax in 2001, was no longer being amortized in 2002.

        Interest expense decreased from $60.8 million in 2001 to $55.0 million in 2002, primarily due to lower average borrowings and a lower average interest rate. Other expense, net was $9.0 million for 2002 compared to $6.4 million in 2001 with the increase primarily due to increases in the cost of the Accounts Receivable Securitization Agreement. See Note 9 to Consolidated Financial Statements.

Liquidity and Financial Condition

  Cash Flows and Cash Position

        Net cash outflow during 2003 from operating and investing activities was $39.9 million, including $5.9 million of cash used from operations and the reinvestment of $43.3 million for capital programs, partially offset by $9.3 million of proceeds from the sale of assets.

        Cash invested in additional working capital totaled $11.0 million during 2003, primarily reflecting an increase in trade accounts receivable of $166.3 million, which included $60.9 million due to increased operating performance and the seasonality of our business, together with $105.4 million due to the repurchase of accounts receivable from the termination of our Accounts Receivable Securitization Agreement (see below) and an increase of $16.5 million in net inventories. Working capital also reflects a decrease in accounts receivable, other of $36.1 million, of which $34.8 million represents the receivable from the third party, which previously purchased certain of our trade accounts receivable and a $31.8 million increase in accounts payable and accrued liabilities. After giving effect to the termination of the Accounts Receivable Securitization Agreement and a $1.3 million decrease in accounts receivable other, total accounts receivable increased by $24.9 million in 2003. Cash used in operating activities also reflected a $3.5 million decrease from related parties/parent corporations transactions and a $1.3 million decrease in the reserve for product warranty claims.

        Net cash used in financing activities totaled $53.4 million in 2003, including $52.8 million in proceeds from a loan payable to our parent corporation, $427.4 million of proceeds from the issuance of long-term debt, of which $407.7 million relates to cumulative borrowings under the new

$350.0 million Senior Secured Credit Facility (see below), together with $19.7 million of proceeds related to the Chester, South Carolina facility Secured Loan (see below). Financing activities also included $471.1 million of repayments of long-term debt, of which $407.7 million related to cumulative repayments of the new $350.0 million Senior Secured Credit Facility, $35.0 million related to the repayment of our 10 1/2% Senior Notes due 2003, $19.7 million related to the repayment of the Chester, South Carolina lease obligation and $7.0 million to the repayment of our Precious Metal Note. In addition, financing activities included $53.0 million of distributions and loans to our parent corporations and $9.6 million in financing fees and expenses. See Note 16 to Consolidated Financial Statements.

  Debt Instruments, Financial Covenants and Restrictions

        At December 31, 2003, we had total outstanding consolidated indebtedness of $548.2 million, of which $2.5 million matures prior to December 31, 2004, and a stockholders' deficit of $42.1 million. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings.

        In August 1999, we entered into a $110 million secured revolving credit facility. In December 2000, we entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, we consolidated and restated both credit facilities into our $210 million Consolidated and Restated Credit Agreement, which we refer to as the Credit Agreement. In connection with entering into the additional $100 million secured revolving credit facility in December 2000, we also issued a $7 million precious metal note, which we refer to as the Precious Metal Note, which bears interest rates similar to the Credit Agreement, to finance precious metals used in our manufacturing processes. The Credit Agreement, which was initially scheduled to mature in August 2003, was repaid and replaced in July 2003, with a new senior secured credit facility (see below).

        In July 2003, we entered into a new $350 million Senior Secured Credit Facility, which we refer to as the New Credit Facility. The initial borrowings under our New Credit Facility were primarily used to repay amounts outstanding under our Credit Agreement, to repay our $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay our $7 million Precious Metal Note due August 2003. The New Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and is guaranteed by all of our current and future subsidiaries. Availability under the New Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the "Collateral"), as defined, in the New Credit Facility and includes a sub-limit for letters of credit of $100 million. The New Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the New Credit Facility. The New Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. We are also required to pay unused commitment fees associated with the New Credit Facility. The New Credit Facility provides for optional and mandatory reductions in the overall $350 million New Credit Facility commitment, subject to certain conditions as defined in the New Credit Facility. In addition, the New Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the New Credit Facility, subject to certain conditions. Borrowings outstanding under the New Credit Facility, which are included in long-term debt amounted to $0 million at December 31, 2003.

        Under the terms of the New Credit Facility and the indentures governing our 7 3/4% Senior Notes due 2005, our 8 5/8% Senior Notes due 2006, our 8% Senior Notes due 2007, and our 8% Senior Notes

due 2008, which we refer to as our Senior Notes, we are subject to certain financial covenants. These financial covenants include, among others,

  •
  interest coverage, as defined,

  •
  minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization),

  •
  limitations on the amount of annual capital expenditures and indebtedness,

  •
  restrictions on restricted payments, including dividends and distributions to our parent corporations and on incurring liens, and

  •
  restrictions on investments and other payments.

        In addition, if a change of control as defined in the New Credit Facility occurs, the New Credit Facility could be terminated and the loans under the New Credit Facility accelerated by the holders of that indebtedness. If that event occurred it would cause our outstanding Senior Notes to be accelerated.

        As of December 31, 2003, after giving effect to the most restrictive of the aforementioned restrictions we could not have paid dividends or made other restricted payments except for additional demand loans up to $6.1 million to our parent corporations. In addition, at December 31, 2003, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the New Credit Facility.

        As of December 31, 2003, we were in compliance with all covenants under the New Credit Facility and the indentures governing our Senior Notes.

        In September 2003, we used proceeds from the New Credit Facility to repay our outstanding 10 1/2% Senior Notes at maturity, aggregating $35.0 million plus accrued interest.

        Our Senior Notes are secured by a second-priority lien on the assets securing the New Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the New Credit Facility. In connection with entering the New Credit Facility, we entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the New Credit Facility and the holders of our outstanding Senior Notes. We also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral.

        In December 1995, we consummated a $40.0 million sale-leaseback of certain equipment located at our Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extended to December 2005, with an early buyout option in June 2003. In July 2003, we paid the early buyout option of $19.7 million. In addition, in July 2003, we entered into a new $19.7 million Secured Loan, which we refer to as the Chester Loan, with the proceeds being used to repay the $19.7 million obligation associated with the early buyout option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        We have four industrial revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 0.7% and 2.1% during 2003.

        See Note 12 to Consolidated Financial Statements for further information regarding our debt instruments.

  Intercompany Transactions

        We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates, ranging from 4.0% to 5.0% in 2003. During 2001 and on July 1, 2003 and December 29, 2003, we loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned us $37.8 and $15.0 million, respectively. As of December 31, 2003 BMCA Holdings Corporation owed us $55.6 million, including interest of $0.3 million and we owed BMCA Holdings Corporation $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation. Interest income on our loans to BMCA Holdings Corporation amounted to $0.1, $0.1 and $1.0 million in 2001, 2002 and 2003, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.9 million in 2003. Under the terms of our New Credit Facility at December 31, 2003, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the New Credit Facility.

        We also make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2003. In addition, no loans were owed by us to other affiliates. See Note 16 to Consolidated Financial Statements.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 5 to the Consolidated Financial Statements.

        Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 5, 8, 12, 16 and 17 to Consolidated Financial Statements.

        In May 2003, we entered into a contract with International Specialty Products Inc., which we refer to as ISP, to purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract, except for the requirements of certain of our roofing plants that are supplied by third parties. In 2001, 2002 and 2003, we purchased in the aggregate approximately $63.4, $73.2 and $77.7 million, respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2002 and 2003 for such purchases was $11.8 and $8.7 million, respectively. We believe our long-term supply requirements contract with ISP, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party.

        Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. Charges to us by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.7, $6.1 and $6.2 million for 2001,

2002 and 2003, respectively. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for the benefit of us. The amount payable to ISP for management fees as of December 31, 2002 and 2003 was $0.4 and $0.4 million, respectively. The management agreement is expected to be amended to adjust the management fees payable under the agreement and to extend the term of the agreement effective January 1, 2004 through December 31, 2004. The management agreement also provides that we are responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2003 was approximately $0.8 million. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided in 2003 under the management agreement, the aggregate amount payable by us to ISP under the management agreement for 2004, inclusive of the services provided to G-I Holdings, is expected to be approximately $5.5 million. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        During 2002, we made a distribution of $1.9 million to our parent corporations. Included in long-term assets is a tax receivable from parent corporations of $10.3 million at December 31, 2002 and included in current assets as a tax receivable from parent corporations is $7.0 million at December 31, 2003, representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Note 8 to Consolidated Financial Statements.

  Capital Expenditures

        We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2004, we expect to spend approximately $73.0 million on maintenance and compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and borrowings under our New Credit Facility.

        On February 9, 2004, we announced plans to build a new high speed, state-of-the-art shingle manufacturing facility to support our continued premium laminate shingle growth in the Northeast and Canadian markets. We are evaluating sites in Maryland, Pennsylvania and two other states, with final selection expected in the second quarter of 2004.

  Asset Impairment and Property Dispositions

        In response to current market conditions, to better service shifting customer demand and to reduce costs, we closed four manufacturing facilities in 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. In December 2001, we sold the Corvallis, Oregon facility. The sale of this facility did not have a material impact on the results of operations. In December 2002, we sold the Monroe, Georgia facility. The sale of this facility did not have a material impact on the results of operations. As market growth and customer demand improves, we may reinstate production at one or more of the remaining two closed manufacturing facilities in the future. The effect of closing these facilities was not material to our results of operations.

        In May 2003, we sold property in Ontario, California for cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million. See Note 6 to Consolidated Financial Statements.

        In December 2003, we evaluated the manufacturing facility assets located at our closed Albuquerque, New Mexico manufacturing facility. Our evaluation included a review of the carrying value of all assets and resulted in a pre-tax impairment loss of approximately $3.8 million. See Note 6 to Consolidated Financial Statements.

        As a result of the foregoing factors, cash and cash equivalents decreased by $93.3 million during 2003 to $2.9 million.

  Economic Outlook

        We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

        During the first six months of 2003, the petroleum industry strike in Venezuela adversely impacted the asphalt supply and pricing for the U.S. roofing industry; however, during the third and fourth quarters of 2003, these pressures eased, although the cost of asphalt continues to be high relative to historical levels. Due to the strength of the Company's manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

        To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2003. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

  Contractual Obligations and Commercial Commitments

        We have contracts with two different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008 and 2005, respectively. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. See the unconditional purchase obligations on the schedule below as it relates to our asphalt tank suppliers.

        At December 31, 2003, the future cost of these non-cancelable contracts is included in the table of contractual obligations shown below, together with other contractual obligations related to debt, which includes accretion of approximately $1.0 million, and operating leases.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(Millions)
Long-term Debt	$549.2	$2.6	$255.4	$269.9	$21.3
Unconditional Purchase Obligations	2.7	0.9	0.9	0.9	—
Operating Leases	82.7	18.6	30.3	22.5	11.3

Total	$634.6	$22.1	$286.6	$293.3	$32.6

        At December 31, 2003, we have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(Millions)
Letters of Credit	$55.7	$55.7	$—	$—	$—

Total	$55.7	$55.7	$—	$—	$—

        At December 31, 2003, letters of credit of $55.7 million, of which $54.3 million are standby letters of credit and $1.4 million are documentary letters of credit, are irrevocable obligations of an issuing bank. These letters of credit are guaranteed by us.

  Other Obligations

        At December 31, 2003, we have other obligations as follows:

Other Obligations	2003 Actual Spending	2004 Projected Spending
	(Millions)
Environmental Matters	$1.9	$1.8
Pension and Other Benefits	0.3	0.3

Total	$2.2	$2.1

        Our expenditures for environmental compliance capital projects were $0.7 and $1.9 million in 2002 and 2003, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty future environmental expenditures, especially expenditures beyond 2004, management believes the estimation in the table above is adequate.

        Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2003, we did not make any pension contributions compared to $0.7 million in 2002. In 2004, based on current actuarial data, we do not expect to make any pension contribution. Actual contributions in 2004 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

        Spending associated with other benefit plans, primarily retiree medical, defined contribution and long-term disability, amounted to $0.3 million and $0.3 million in 2003 and 2002, respectively. We expect spending to continue at comparable levels in 2004.

  Available Sources of Liquidity

        At December 31, 2003, we have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$190.6	$—	$190.6	$—	$—

Total	$190.6	$—	$190.6	$—	$—

        We have a $350 million New Credit Facility, of which $55.7 million of letters of credit were utilized at December 31, 2003. Available sources of liquidity consisted of $190.6 million of unused lines of credit at December 31, 2003, subject to the borrowing base availability as defined in the New Credit Facility.

  Sale of Accounts Receivable

        In March 1993, we sold our trade accounts receivable to a trust, without recourse, pursuant to an agreement, which provided for a maximum of $75.0 million in cash to be made available to us based on Eligible Receivables, as defined, outstanding from time to time. In November 1996, we entered into new agreements, which provided for a maximum of $115.0 million, pursuant to which we sold the receivables to a special purpose subsidiary of ours, BMCA Receivables Corporation without recourse, which in turn sold them without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to us.

        In December 2001, we entered into a new Accounts Receivable Securitization Agreement, which we refer to as the Securitization Agreement, under which we sold certain of our trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. The agreement provided for a maximum of $115.0 million in cash to be made available to us based on the sale of Eligible Receivables outstanding from time to time. This agreement, initially scheduled to mature in December 2004, was subject to financial and other covenants including a material adverse change in business conditions, financial or otherwise and was terminated in July 2003. With the termination of the Securitization Agreement we also repurchased our undivided interest in the associated receivables. In connection with the termination of the Securitization Agreement in July 2003, we repaid $115.0 million of amounts outstanding under such agreement. As a result of the termination of the Securitization Agreement, accounts receivable and long-term debt at December 31, 2003 increased by approximately $105.4 million as compared to prior year. We also liquidated BMCA Receivables Corporation effective August 2003. See Note 9 to Consolidated Financial Statements.

        As of December 31, 2002, we had $105.4 million outstanding under the Securitization Agreement. The excess of accounts receivable sold over the net proceeds received was included in "Accounts receivable, other" in 2002. BMCA Receivables Corporation was not a guarantor under our debt obligations. See Notes 12 and 19 to Consolidated Financial Statements. The effective cost to us varied with LIBOR and is included in "Other income (expense), net" and amounted to $4.0, $5.2 and $1.6 million in 2001, 2002 and 2003, respectively.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we refer to as SFAS No. 142. With the adoption of SFAS No. 142, effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. We adopted SFAS No. 142 effective as of January 1, 2002 and updated our evaluation at December 31, 2002 and 2003 (see Note 4 to Consolidated Financial Statements) and noted no impairment existed.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which we refer to as SFAS No. 143. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. If the obligation is settled for other than the carrying amount of the liability, we would then recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We early adopted the provisions of SFAS No. 143 and completed our original analysis of SFAS No. 143 at December 31, 2002 and updated our evaluation at December 31, 2003 and noted no material asset retirement obligations are required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we refer to as SFAS No. 144. SFAS No. 144 was effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For 2002, no asset impairment charge was required. In 2003, we recorded a $3.8 million pre-tax loss on the write-down of assets located at our previously closed Albuquerque, New Mexico manufacturing facility, based on an estimate of the net realizable value of the assets.

        SFAS No. 144 also established accounting and reporting standards for long-lived assets to be disposed of by sale and broadened the provisions of Accounting Principles Board Opinion No. 30, which we refer to as APB No. 30, for accounting for discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity. While we have no current plans to do so, if we decide in the future to dispose of a component of our company that meets the criteria of SFAS No. 144, that component would be reported as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we refer to as SFAS No. 145. SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishment of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 effective January 1, 2003, which had no immediate effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which we refer to as SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As we have no plans at this time for any exit or disposal activities, we believe SFAS No. 146 will not have any immediate effect on our financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which we refer to as FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. At December 31, 2003, we have adopted the disclosure requirements of FIN 45 and have not entered into or modified any guarantees that meet the recognition and measurement provisions of FIN 45.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which we refer to as SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor do we currently hold any financial instruments within its scope.

        In December 2003, the FASB issued a revised FIN 46, "Consolidation of Variable Interest Entities," which we refer to as FIN 46, which had originally been issued in January 2003. In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities subject to FIN 46 shall apply the provisions of FIN 46 no later than the end of the first reporting period that ends after March 15, 2004. We do not have an interest in a variable interest entity, therefore, FIN 46 will not have an impact on our financial condition or results of operations.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which we refer to as SFAS No. 132, which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We have adopted the disclosure provisions of SFAS No. 132 effective December 31, 2003.

  Market-Sensitive Instruments and Risk Management

        Under the terms of the New Credit Facility, we are only permitted to enter into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in our business. See Note 2 to Consolidated Financial Statements.

* * *

Forward-looking Statements

        This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

BUILDING MATERIALS CORPORATION OF AMERICA

SELECTED FINANCIAL DATA

        The following table presents our selected consolidated financial data. The selected historical consolidated financial data for the five fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. The results for the year ended December 31, 2000 include the results of the LL Building Products Inc. security products business, certain assets of which were sold in September 2000, including net sales of $22.9 million.

	Year Ended December 31,
	1999		2000	2001		2002		2003
	(Millions)
Operating Data:
Net sales	$1,140.0		$1,207.8	$1,293.0		$1,360.7		$1,607.8
Operating income	83.1	*	63.9 *	97.0	*	114.9	*	136.5	*
Interest expense	50.4		54.0	60.8		55.0		56.7
Income (loss) before income taxes	38.2		(17.7)	29.8		50.9		73.7
Net income (loss)	24.0		(11.2)	18.8		32.6		47.2

*
Operating income for the year ended December 31, 1999 includes a charge of $2.7 million. Operating income for the year ended December 31, 2000 includes a $15.0 million warranty reserve adjustment and a gain on sale of assets of $17.5 million. Operating income for the years ended December 31, 2001 and 2002 includes $0.7 and $1.8 million, respectively, from the loss on sale of assets. Operating income for the year ended December 31, 2003 includes a $5.7 million gain on the sale of assets and a $3.8 million loss on the write-down of manufacturing facility assets.

	December 31,
	1999	2000	2001	2002	2003
	(Millions)
Balance Sheet Data:
Total working capital	$109.9	$129.9	$84.6	$86.0	$109.7
Total assets	895.1	771.2	706.3	743.4	782.5
Long-term debt less current maturities	600.7	674.7	599.9	545.8	545.7
Total stockholders' equity (deficit)	21.7	(77.9)	(61.6)	(31.1)	(42.1)
	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Millions)
Other Data:
Depreciation	$33.0	$36.4	$37.2	$38.7	$39.4
Goodwill amortization	2.0	2.0	2.0	—	—
Software amortization	0.7	0.9	1.8	2.0	2.1
Capital expenditures and acquisitions	45.8	61.5	28.1	34.6	43.3

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years then ended. In connection with our audits of the 2002 and 2003 consolidated financial statements, we also have audited the 2002 and 2003 consolidated financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The 2001 consolidated financial statements of Building Materials Corporation of America and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 4 to the consolidated financial statements, in their report dated February 15, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 and 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

        As discussed above, the 2001 consolidated financial statements of Building Materials Corporation of America and subsidiaries were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the transitional disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Building Materials Corporation of America and subsidiaries other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                                                                                        KPMG LLP

Short Hills, New Jersey
February 13, 2004, except as to Note 18, which is as of February 27, 2004.

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

INFORMATION REGARDING PREDECESSOR
INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

        THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE 2001 FINANCIAL STATEMENTS HAVE BEEN REVISED TO INCLUDE TRANSITIONAL DISCLOSURES TO REFLECT THE EFFECTS OF THE COMPANY'S ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND 2001 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS. THE ANDERSEN REPORT REFERS TO PAGE NUMBERS APPEARING IN OUR 2001 FORM 10-K.

To Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation and wholly-owned subsidiary of BMCA Holdings Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above, appearing on pages F-9 to F-41 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 15, 2002

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Net sales	$1,293,042	$1,360,691	$1,607,778

Costs and expenses, net:
Cost of products sold	923,008	954,564	1,134,224
Selling, general and administrative	270,280	289,451	338,954
Goodwill amortization	2,024	—	—
Loss on write-down of manufacturing facility assets	—	—	3,822
(Gain) loss on sale of assets	737	1,792	(5,739)

Total costs and expenses, net	1,196,049	1,245,807	1,471,261

Operating income	96,993	114,884	136,517
Interest expense	(60,803)	(54,994)	(56,694)
Other income (expense), net	(6,409)	(8,991)	(6,098)

Income before income taxes	29,781	50,899	73,725
Income tax expense	(11,019)	(18,324)	(26,541)

Net income	$18,762	$32,575	$47,184

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2002	2003
	(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$96,173	$2,880
Accounts receivable, trade, less allowance of $1,484 and $1,363, in 2002 and 2003, respectively	21,901	188,231
Accounts receivable, other	41,924	5,864
Tax receivable from parent corporations	—	7,044
Inventories, net	119,482	135,960
Other current assets	3,543	5,002

Total Current Assets	283,023	344,981
Property, plant and equipment, net	346,116	342,216
Goodwill, net of accumulated amortization of $16,370 in 2002 and 2003, respectively	63,294	63,294
Deferred income tax benefits	15,330	—
Tax receivable from parent corporations	10,250	—
Other noncurrent assets	25,386	31,989

Total Assets	$743,399	$782,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$45,326	$2,504
Accounts payable	73,220	92,849
Payable to related parties	12,621	9,074
Loan payable to parent corporation	—	52,840
Accrued liabilities	50,917	63,096
Reserve for product warranty claims	14,900	14,900

Total Current Liabilities	196,984	235,263

Long-term debt less current maturities	545,802	545,693

Reserve for product warranty claims	18,387	17,072

Deferred income tax liabilities	—	3,308

Other liabilities	13,347	23,212

Commitments and Contingencies
Stockholders' Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share;
1,300,000 shares authorized:
1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 15,000 shares issued and outstanding	—	—
Loans receivable from parent corporation	(2,648)	(55,587)
Retained earnings (accumulated deficit)	(28,474)	18,696
Accumulated other comprehensive loss	—	(5,178)

Total Stockholders' Equity (Deficit)	(31,121)	(42,068)

Total Liabilities and Stockholders' Equity (Deficit)	$743,399	$782,480

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Cash and cash equivalents, beginning of year	$82,747	$46,387	$96,173

Cash provided by (used in) operating activities:
Net income	18,762	32,575	47,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on write-down of manufacturing facility assets	—	—	3,822
(Gain) loss on sale of assets	737	1,792	(5,739)
Depreciation	37,196	38,655	39,401
Amortization	3,794	2,047	2,096
Deferred income taxes	9,973	17,594	25,086
Noncash interest charges, net	4,556	4,976	5,326
Increase in working capital items	(25,744)	(871)	(11,009)
Decrease in reserve for product warranty claims	(6,015)	(4,354)	(1,315)
Proceeds (repayments) from sale/repurchase of accounts receivable	34,669	5,718	(105,388)
(Increase) decrease in other assets	(3,981)	76	(3,726)
Increase (decrease) in other liabilities	(93)	(790)	1,486
Change in net receivable from/payable to related parties/parent corporations	(1,142)	2,461	(3,547)
Other, net	(351)	204	422

Net cash provided by (used in) operating activities	72,361	100,083	(5,901)

Cash provided by (used in) investing activities:
Capital expenditures	(28,085)	(34,563)	(43,320)
Proceeds from sale of assets	900	1,722	9,315

Net cash used in investing activities	(27,185)	(32,841)	(34,005)

Cash provided by (used in) financing activities:
Proceeds from loan payable to parent corporation	—	—	52,840
Proceeds from issuance of long-term debt	—	—	427,407
Decrease in borrowings under revolving credit facilities	(70,000)	—	—
Repayments of long-term debt	(5,973)	(15,177)	(471,074)
Distributions to parent corporations	—	(1,945)	(14)
Loans to parent corporation	(2,536)	(112)	(52,939)
Financing fees and expenses	(3,027)	(222)	(9,607)

Net cash used in financing activities	(81,536)	(17,456)	(53,387)

Net change in cash and cash equivalents	(36,360)	49,786	(93,293)

Cash and cash equivalents, end of year	$46,387	$96,173	$2,880

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$(26,611)	$(6,285)	$(24,882)
Inventories, net	(543)	(17,287)	(16,478)
Other current assets	35	347	(1,459)
Accounts payable	715	14,985	19,630
Accrued liabilities	660	7,369	12,180

Net effect on cash from increase in working capital items	$(25,744)	$(871)	$(11,009)

Cash paid during the period for:
Interest (net of amount capitalized)	$59,996	$50,463	$52,371
Income taxes (including taxes paid pursuant to the Tax Sharing Agreement)	$1,046	$1,900	$832

*
Working capital items exclude cash and cash equivalents, tax receivable from parent corporations, current maturities of long-term debt, reserve for product warranty claims and net receivables and loans from/payable to related parties/parent corporations. In addition, the increase in receivables shown above does not reflect the cash proceeds/repayments from the sale/repurchase of certain of the Company's receivables (see Note 9 to Consolidated Financial Statements); such proceeds/repayments are reflected in cash from operating activities. See Note 16 to Consolidated Financial Statements for a description of non-cash capital contributions and distributions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Loans Receivable From Parent Corporation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2000	$1	$—	$(77,866)	$—
Comprehensive income year-ended December 31, 2001:
Net income	—	—	18,762	—	$18,762

Loan to parent corporation	—	(2,536)	—	—

Balance, December 31, 2001	$1	$(2,536)	$(59,104)	$—

Comprehensive income year-ended December 31, 2002:
Net income	—	—	32,575	—	$32,575

Distributions to parent corporations	—	—	(1,945)	—
Loan to parent corporation	—	(112)	—	—

Balance, December 31, 2002	$1	$(2,648)	$(28,474)	$—

Comprehensive income (loss) year-ended December 31, 2003:
Net income	—	—	47,184	—	$47,184

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $3,041	—	—	—	(5,178)	(5,178)

Comprehensive income					$42,006

Distributions to parent corporations	—	—	(14)	—
Loans to parent corporation	—	(52,939)	—	—

Balance, December 31, 2003	$1	$(55,587)	$18,696	$(5,178)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Formation of the Company

        Building Materials Corporation of America (the "Company") is a national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 15.

        The Company was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc., then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation), merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of the Company and the Company's direct parent is BHC. References below to G-I Holdings means G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

        Effective as of January 31, 1994, G-I Holdings transferred to the Company all of its business and assets, other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates. The Company recorded the assets and liabilities related to such transfer at G-I Holdings' historical costs. The Company contractually assumed all of G-I Holdings' liabilities, except (i) all of G-I Holdings' environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then-conducted, (ii) all of G-I Holdings' tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of G-I Holdings' asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases, which the Company contractually assumed and agreed to pay.

Note 2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Financial Statement Estimates

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 17.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and certain debt securities purchased with original maturities of six months or less.

  Short-term Investments

        Under our new $350 million senior secured credit facility, the Company is limited to entering into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company's business.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, as well as customer operating performance and payment practices. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its bad debts. The Company reviews its allowance for doubtful accounts periodically. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt raw materials used to produce the Company's products. All other inventories are valued on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $5,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest amounted to $0.8, $0.4 and $0.7 million for 2001, 2002 and 2003, respectively.

  Long-Lived Asset Impairment

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets of its facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on estimated discounted cash flows. See Note 3.

  Goodwill

        Goodwill, which principally arose from acquisitions and from the 1989 management-led buyout of the predecessor company, was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See Notes 3 and 4.

  Debt Issuance Costs

        Unamortized debt issuance costs of $12.1 and $17.0 million are included in "Other noncurrent assets" in the Consolidated Balance Sheets at December 31, 2002 and 2003, respectively. Debt issuance costs are amortized to expense over the life of the related debt. In 2001, 2002 and 2003, the Company amortized $3.8, $4.2 and $4.6 million, respectively, related to such costs.

  Software Development Costs

        Purchased software development costs of $4.5 and $3.2 million, respectively, are included in "Other noncurrent assets" in the Consolidated Balance Sheets at December 31, 2002 and 2003. These costs are amortized to expense over a 5 year period. In 2001, 2002 and 2003, the Company amortized $1.8, $2.0 and $2.1 million, respectively, related to such costs.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point and title and risk of loss passes to the customer at the time of shipment.

  Shipping and Handling Costs

        Accrued freight costs of $7.7 and $12.0 million are included in "Accrued liabilities" in the Consolidated Balance Sheets at December 31, 2002 and 2003, respectively. Shipping and handling costs are included in "Selling, general and administrative" expenses and amounted to $91.3, $102.6 and $131.1 million in 2001, 2002 and 2003, respectively.

  Research and Development

        Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $5.9, $6.6 and $7.6 million in 2001, 2002 and 2003, respectively.

  Warranty Claims

        The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. Income from warranty contracts related to commercial roofing products is recognized over the life of the agreements, and is included in the reserve for product warranty claims, net of the related costs of the warranty, along with the administrative and legal costs associated with monitoring and settling claims each year. For 2001, 2002 and 2003, administrative and legal costs for residential and commercial roofing products amounted to $1.5, $0.7 and $0.9 million, respectively. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. The Company believes that the reserves established for estimated probable future product warranty claims are adequate.

        A settlement was reached in 1998 in a national class action lawsuit related to a specific alleged product defect related to prior production processes, which provides customers who purchased asphalt shingles manufactured from 1973 through 1997 the right to receive certain limited benefits beyond those already provided in their existing product warranty.

        In October 1998 G-I Holdings brought suit in the Superior Court of New Jersey—Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2003, this action is pending.

        The reserve for product warranty claims consists of the following:

	2002	2003
	(Thousands)
Balance, January 1	$37,641	$33,287
Charged to cost of products sold	19,970	21,955
Payments/deductions	(24,653)	(23,270)
Other	329	—

Balance, December 31	$33,287	$31,972

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is party to a Tax Sharing Agreement. See Note 8.

  Environmental Liabilities

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims."

        The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability in respect of those matters. The Company estimates that its liability as of December 31, 2003, in respect of assumed and other environmental liabilities, is $1.5 million, and expects insurance recoveries of $1.3 million. Insurance recoveries relate to amounts previously provided for in the balance sheets. The Company refers to these recoveries as "estimated recoveries." The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other noncurrent assets." It is not currently possible to estimate the amount or range of any additional liabilities.

  Pension and Other Postemployment Benefits

        The Company maintains defined benefit plans that provide eligible employees with retirement benefits. In addition, while the Company generally does not provide postretirement medical and life insurance benefits, it subsidizes such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and its financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company revised the expected long-term rate of return on assets assumption for its retirement plans in 2003 to 9.5%, a reduction from its previous level of 11.0%. A 25 basis points increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus $1.1 million or minus $1.0 million on the projected benefit obligation. A 25 basis points increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        Projected health care benefits additionally reflect the Company's assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

  Long-Term Incentive Plan

        The Company has a Long-Term Incentive Plan for certain employees. The Company accounts for the Long-Term Incentive Plan by applying Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"). FIN 28 requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. See Note 14.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) and its components in annual and interim financial statements include net income (loss), unrealized gains and losses from investments in available-for-sale securities, net of tax effect, and minimum pension liability adjustments, net of tax effect. The Company has disclosed comprehensive income (loss) in the Consolidated Statements of Stockholders' Equity (Deficit).

        Changes in the components of "Accumulated other comprehensive loss" for the years 2001, 2002 and 2003 are as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
(Thousands)
Balance, December 31, 2000	$—	$—
Change for the year 2001	—	—

Balance, December 31, 2001	$—	$—
Change for the year 2002	—	—

Balance, December 31, 2002	$—	$—
Change for the year 2003, net of tax of $3,041	(5,178)	(5,178)

Balance, December 31, 2003	$(5,178)	$(5,178)

  Concentration of Credit Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents and trade receivables. The Company places its temporary cash investments with highly rated U.S. Government instruments, commercial paper of prime quality and certain time deposits. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral.

  Reclassifications

        Certain reclassifications have been made to conform to current year presentation.

Note 3.    New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). With the adoption of SFAS No. 142, effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company adopted SFAS No. 142 effective as of January 1, 2002 and updated its evaluation at December 31, 2002 and 2003 (see Note 4) and noted no impairment existed.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company early adopted the provisions of

SFAS No. 143 and completed its original analysis of SFAS No. 143 at December 31, 2002 and updated its evaluation at December 31, 2003 and noted no material asset retirement obligations are required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For 2002, no asset impairment charge was required. In 2003, the Company recorded a $3.8 million pre-tax loss on the write-down of assets located at its previously closed Albuquerque, New Mexico manufacturing facility, based on an estimate of the net realizable value of the assets.

        SFAS No. 144 also established accounting and reporting standards for long-lived assets to be disposed of by sale and broadened the provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), for accounting for discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity. While the Company has no current plans to do so, if it decides in the future to dispose of a component of the Company that meets the criteria of SFAS No. 144, that component would be reported as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishment of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective January 1, 2003, which had no immediate effect on its financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As the Company has no plans at this time for any exit or disposal activities, the Company believes that SFAS No. 146 will not have any immediate effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. At December 31, 2003, the Company has adopted the disclosure requirements of FIN 45 and has not entered into or modified any guarantees that meet the recognition and measurement provisions of FIN 45.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

        In December 2003, the FASB issued a revised FIN 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which had originally been issued in January 2003. In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities subject to FIN 46 shall apply the provisions of FIN 46 no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have an interest in a variable interest entity, therefore, FIN 46 will not have an impact on its financial condition or results of operations.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," ("SFAS No. 132") which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We have adopted the disclosure provisions of SFAS No. 132 effective December 31, 2003.

Note 4.    Goodwill

        Through December 31, 2001, the Company amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of

Financial Accounting Standards No. 142 (see Note 3), "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company's methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's analysis was completed for each of the reporting units to which the goodwill relates. If the fair value from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends and market and economic conditions. The Company's analysis related to multiples of net sales and EBITDA are based on related industry data. The Company adopted SFAS No. 142 effective January 1, 2002 and updated its analysis at December 31, 2002 and 2003 and noted no impairment existed.

        Presented below is a reconciliation showing "Net income," as reported in the Consolidated Statements of Income and as adjusted to exclude amortization of goodwill.

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Net income, as reported	$18,762	$32,575	$47,184
Add back: goodwill amortization, net of tax	1,738	—	—

Adjusted net income	$20,500	$32,575	$47,184

        There were no changes in the carrying amount of goodwill of $63.3 million for the year ended December 31, 2003. Such goodwill amounts to $55.6 million for the roofing products reporting unit and $7.7 million related to the specialty building products and accessories reporting unit.

Note 5.    Asbestos-related Bodily Injury Claims

        In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. This proceeding remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of December 31, 2003). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

        On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which matter remains pending.

        For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Notes 12 and 17.

Note 6.    Asset Impairment and Property Dispositions

        In December 2001, the Company sold the Corvallis, Oregon manufacturing facility for cash proceeds of approximately $0.9 million, which resulted in a pre-tax loss of approximately $0.7 million.

        In December 2002, the Company sold the Monroe, Georgia manufacturing facility for cash proceeds of approximately $1.7 million, which resulted in a pre-tax loss of approximately $1.8 million.

        In May 2003, the Company sold property in Ontario, California for cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

        In December 2003, the Company evaluated all the assets located at its previously closed Albuquerque, New Mexico manufacturing facility. The Company's evaluation included a review of the carrying value of all assets and resulted in the recording of a pre-tax impairment loss of $3.8 million, based on an estimate of the net realizable value of the assets. See Note 7.

Note 7.    Manufacturing Facilities Shutdown

        In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company closed four manufacturing facilities during 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. See Note 6 regarding disposition of the Corvallis, Oregon facility and the Monroe, Georgia facility in 2001 and 2002, respectively, and the write-down of Albuquerque, New Mexico manufacturing facility assets in 2003. As market growth and customer demand improves, the Company may reinstate production at one or more of the two remaining manufacturing facilities in the future. The effect of closing these facilities was not material to the Company's results of operations.

Note 8.    Income Taxes (Provision) Benefit

        Income tax expense, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Federal:
Current	$—	$—	$(3,207)
Deferred	(10,386)	(17,808)	(22,587)

Total federal	(10,386)	(17,808)	(25,794)

State and local:
Current	(1,046)	(729)	(1,156)
Deferred	413	213	409

Total state and local	(633)	(516)	(747)

Income tax expense	$(11,019)	$(18,324)	$(26,541)

        The differences between the income tax expense computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax expense reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Statutory expense	$(10,423)	$(17,815)	$(25,804)
Impact of:
State and local taxes, net of Federal benefits	(413)	(336)	(486)
Nondeductible goodwill amortization	(286)	—	—
Other, net	103	(173)	(251)

Income tax expense	$(11,019)	$(18,324)	$(26,541)

        The components of the net deferred tax assets are as follows:

	December 31,
	2002	2003
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$(32,541)	$(59,069)
Other	—	(3,075)

Total deferred tax liabilities	(32,541)	(62,144)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	32,992	58,836
Net operating losses not yet utilized under the Tax Sharing Agreement	14,879	—

Total deferred tax assets	47,871	58,836

Net deferred tax assets (liabilities)	$15,330	$(3,308)

        As of December 31, 2002 and 2003, the Company has included on its balance sheets a "Tax receivable from parent corporations" of $10.3 and $7.0 million, respectively, representing amounts paid to G-I Holdings under the Tax Sharing Agreement (as defined below), as amended, which the Company will apply against future tax sharing payments due to G-I Holdings over the next year based on current income estimates.

        The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings', with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings' consolidated tax group, the Company is obligated to pay G-I Holdings an amount equal to those federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company ever were to leave the G-I Holdings' consolidated tax group, it would be required to pay to G-I Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had filed its own separate federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G-I Holdings' consolidated tax group, the Company is severally liable for certain federal income tax liabilities of the G-I Holdings' consolidated tax group, including tax liabilities not related to its business, the Company should have no liability, under any circumstances, other than liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes the Company would have incurred if it filed its own separate federal income tax return and the fact that the Company is a member of the G-I Holdings' consolidated tax group for federal income tax purposes.

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Note 9.    Sale of Accounts Receivable

        In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75.0 million in cash to be made available to the Company based on Eligible Receivables, as defined, outstanding from time to time. In November 1996, the Company entered into new agreements, which provided for a maximum of $115.0 million, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them, without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to the Company.

        In December 2001, the Company entered into a new Accounts Receivable Securitization Agreement ("the Securitization Agreement") under which the Company sold certain of its trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. The Agreement provided for a maximum of $115.0 million in cash to be made available to the Company based on the sale of Eligible Receivables outstanding from time to time. This agreement, initially scheduled to mature in December 2004, was subject to financial and other covenants, including a material adverse change in business conditions, financial or otherwise and was terminated in July 2003. With the termination of the Securitization Agreement the Company also repurchased its undivided interest in the associated receivables. In connection with the termination of the Securitization Agreement in July 2003, the Company repaid $115.0 million of amounts outstanding under such agreement. As a result of the termination of the Securitization Agreement, accounts receivable and long-term debt at December 31, 2003 increased by approximately $105.4 million as compared to prior year. The Company also liquidated BMCA Receivables Corporation effective August 2003.

        As of December 31, 2002, the Company had $105.4 million outstanding under the Securitization Agreement. The excess of accounts receivable sold over the net proceeds received was included in "Accounts receivable, other" in 2002. BMCA Receivables Corporation was not a guarantor under the Company's debt obligations. See Notes 12 and 19 to Consolidated Financial Statements. The effective cost to the Company varied with LIBOR and is included in "Other income (expense), net" and amounted to $4.0, $5.2 and $1.6 million in 2001, 2002 and 2003, respectively.

Note 10.    Inventories

        At December 31, 2002 and 2003, $14.7 and $19.4 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

	December 31,
	2002	2003
	(Thousands)
Finished goods	$80,911	$89,684
Work-in process	11,850	12,499
Raw materials and supplies	30,068	39,208

Total	122,829	141,391
Less LIFO reserve	(3,347)	(5,431)

Inventories	$119,482	$135,960

Note 11.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2002	2003
	(Thousands)
Land and land improvements	$36,651	$34,635
Buildings and building equipment	86,603	88,430
Machinery and equipment	412,440	428,284
Construction in progress	16,907	25,584

Total	552,601	576,933
Less accumulated depreciation and amortization	(206,485)	(234,717)

Property, plant and equipment, net	$346,116	$342,216

        Included in the net book value of machinery and equipment at December 31, 2002 and 2003 was $1.5 and $0 million, respectively, for assets under capital leases. See Note 12 regarding the disposition of the Baltimore facility capital lease in 2002 and the Chester machinery and equipment capital lease in 2003. Depreciation expense for 2001, 2002 and 2003 was $37.2, $38.7 and $39.4 million, respectively.

Note 12.    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2002	2003
	(Thousands)
10 1/2% Senior Notes due 2003	$34,820	$—
7 3/4% Senior Notes due 2005	149,766	149,858
8 5/8% Senior Notes due 2006	99,803	99,853
8% Senior Notes due 2007	99,642	99,716
8% Senior Notes due 2008	154,502	154,586
Borrowings under the New Credit Facility	—	—
Industrial revenue bonds with various interest rates and maturity dates to 2029	22,925	22,855
Precious Metal Note due 2003	7,002	—
Obligations under capital leases	20,190	—
Chester Loan	—	18,820
Other notes payable	2,478	2,509

Total	591,128	548,197
Less current maturities	(45,326)	(2,504)

Long-term debt less current maturities	$545,802	$545,693

        In July 2000, the Company issued $35 million in aggregate principal amount of 10 1/2% Senior Notes, due 2002 at 97.161% of the principal amount, the maturity date of which was extended to September 2003 (the "2003 Notes") in connection with the Company entering into a secured revolving credit facility in December 2000 (see below). In September 2003, the Company used proceeds from the New Credit Facility (see below) to repay these notes at maturity, aggregating $35 million plus accrued interest of $0.7 million. The Company used the net proceeds from the issuance of the 2003 Notes to repay a $31.9 million bank term loan due 2004 (the "Term Loan") with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of the term loan, unamortized deferred financing fees of approximately $0.5 million were included in interest expense. The redemption price was 105.875% of the principal amount outstanding and the premium of approximately $2.1 million was included in interest expense.

        In November 1998, the Company issued $155 million in aggregate principal amount of 8% Senior Notes due 2008 (the "2008 Notes") at 99.457% of the principal amount. In July 1998, the Company issued $150 million in aggregate principal amount of 7 3/4% Senior Notes due 2005 (the "2005 Notes") at 99.574% of the principal amount. In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes") at 99.254% of the principal amount. In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "2006 Notes") at 99.502% of the principal amount.

        Holders of the 2005 Notes, the 2006 Notes, the 2007 Notes and the 2008 Notes (collectively, the "Senior Notes") have the right under the indentures governing such notes to require the Company to purchase the Senior Notes at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Senior Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

        In August 1999, the Company entered into a $110 million secured revolving credit facility. In December 2000, the Company entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, the Company consolidated and restated both credit facilities into its $210 million Consolidated and Restated Credit Agreement (the "Credit Agreement"). In connection with entering into the additional $100 million secured revolving credit facility in December 2000, the Company also issued a precious metal note (the "Precious Metal Note"), which bears interest rates similar to the Credit Agreement, to finance precious metals used in the Company's manufacturing processes. The Credit Agreement, which was initially scheduled to mature in August 2003, was repaid and replaced in July 2003, with a new senior secured credit facility (see below). The terms of the Credit Agreement provided for a $210 million secured revolving credit facility, the full amount of which was available for letters of credit, provided that total borrowings and outstanding letters of credit did not exceed $210 million in the aggregate. The Credit Agreement had interest at a floating rate based on the lenders' Base Rate, as defined, the federal funds rate or the Eurodollar rate.

        In July 2003, the Company entered into a new $350 million Senior Secured Credit Facility (the "New Credit Facility"). The initial borrowings under the New Credit Facility were primarily used to repay amounts outstanding under its Credit Agreement, to repay the $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay the $7 million Precious Metal Note due August 2003. The New Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries and is guaranteed by all of the Company's current and future subsidiaries. Availability under the New Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the "Collateral"), as defined, in the New Credit Facility and includes a sub-limit for letters of credit of $100 million. The New Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the New Credit Facility. The New Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. The Company is also required to pay unused commitment fees associated with the New Credit Facility. The New Credit Facility provides for optional and mandatory reductions in the overall $350 million New Credit Facility commitment, subject to certain conditions as defined in the New Credit Facility. In addition, the New Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the New Credit Facility, subject to certain conditions. Borrowings outstanding under the New Credit Facility, which are included in long-term debt amounted to $0 million at December 31, 2003.

        Under the terms of the New Credit Facility and the indentures governing our 7 3/4% Senior Notes due 2005, our 8 5/8% Senior Notes due 2006, our 8% Senior Notes due 2007, and our 8% Senior Notes due 2008, the Company is subject to certain financial covenants. These financial covenants include, among others, interest coverage, as defined, minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company's parent corporations and on incurring liens, and restrictions on investments and other payments.

        In addition, if a change of control as defined in the New Credit Facility occurs, the New Credit Facility could be terminated and the loans under the New Credit Facility accelerated by the holders of that indebtedness. If that event occurred it would cause the Company's outstanding Senior Notes to be accelerated.

        As of December 31, 2003, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid dividends or made other restricted payments except for additional demand loans up to $6.1 million to its parent corporations. In addition, at December 31, 2003, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the New Credit Facility.

        As of December 31, 2003, the Company was in compliance with all covenants under the New Credit Facility and the indentures governing the Senior Notes.

        The Senior Notes are secured by a second-priority lien on the same assets for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the New Credit Facility. In connection with these transactions, the Company entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the New Credit Facility and the holders of the Company's outstanding Senior Notes. The Company also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. The Company is also required to pay unused commitment fees associated with the New Credit Facility, as well as the terminated Credit Agreement. For 2002 and 2003 these fees amounted to $0.8 and $0.8 million, respectively.

        In December 1995, the Company consummated a $40.0 million sale-leaseback of certain equipment located at its Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extended to December 2005, with an early buyout option in June 2003. In July 2003, the Company paid the early buyout option of $19.7 million. In addition, in July 2003, the Company entered into a new $19.7 million Secured Loan (the "Chester Loan"), with the proceeds being used to repay the $19.7 million obligation associated with the early buyout option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in the land, buildings and certain equipment at the Baltimore facility. The lease term extended to December 2004, with an early buyout option, which the Company exercised in October 2002 in the amount of $9.4 million.

        The Company has four industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 0.7% and 2.1% during 2003.

        The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates or the debt has a relatively short maturity. With respect to the Company's Senior Notes, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company's Senior Notes at December 31, 2002 and 2003 are as follows:

	December 31,
	2002	2003
	(Thousands)
2005 Notes	$124,307	$153,230
2006 Notes	81,838	101,600
2007 Notes	78,716	99,217
2008 Notes	123,602	152,267

        The aggregate maturities of long-term debt, including accretion of approximately $1.0 million, as of December 31, 2003 for the next five years and thereafter are as follows:

(Thousands)
2004	$2,636
2005	152,605
2006	102,789
2007	103,034
2008	166,840
Thereafter	21,280

        In the above table, maturities for the year 2004 include $2.5 million related to the Chester Loan. Maturities for the year 2005 include $150.0 million related to the 2005 Notes and $2.5 million related to the Chester Loan. Maturities for the year 2006 include $100.0 million related to the 2006 Notes and $2.7 million related to the Chester Loan. Maturities for the year 2007 include $100.0 million related to the 2007 Notes and $2.9 million related to the Chester Loan. Maturities for the year 2008 include $155.0 million related to the 2008 Notes, $3.1 million related to the Chester Loan and $8.5 million related to the Nashville Industrial Development Revenue Bonds.

Note 13.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for certain eligible salaried employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $5.1, $5.5 and $5.9 million for 2001, 2002 and 2003, respectively.

        The Company provides a defined contribution plan for certain eligible hourly employees. The Company contributes a discretionary matching contribution ranging between 25% and 100% of each participant's eligible contributions each year up to a maximum range of either $450 to $1,400 or 4% to 6% of salary, whichever is greater, for each participant, as defined. Such contributions were $0.2, $0.4 and $0.4 million for 2001, 2002 and 2003, respectively.

  Defined Benefit Plans

        The Company provides noncontributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

        The Company's net periodic pension cost for the Retirement Plans included the following components:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Service cost	$826	$998	$1,199
Interest cost	1,216	1,684	1,809
Expected return on plan assets	(1,993)	(2,906)	(2,551)
Amortization of unrecognized prior service cost	33	35	35
Amortization of net losses from earlier periods	19	3	193

Net periodic pension cost (benefit)	$101	$(186)	$685

        The following tables set forth, for the years 2002 and 2003, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Retirement Plans. The Company uses a December 31 measurement date for its retirement plans.

	December 31,
	2002	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(23,301)	$(27,243)
Service cost	(998)	(1,199)
Interest cost	(1,684)	(1,809)
Amendments	(36)	(5)
Actuarial losses	(2,060)	(1,956)
Benefits paid	836	824

Benefit obligation at end of year	$(27,243)	$(31,388)

Change in plan assets:
Fair value of plan assets at beginning of year	$26,239	$27,275
Actual return on plan assets	1,142	2,230
Employer contributions	730	—
Benefits paid	(836)	(824)

Fair value of plan assets at end of year	$27,275	$28,681

Reconciliation of funded status:
Funded status	$32	$(2,707)
Unrecognized prior service cost	231	201
Unrecognized actuarial losses	6,135	8,219

Net prepaid benefit cost recognized in Consolidated Balance Sheets	$6,398	$5,713

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$6,398	$—
Additional accrued minimum pension liability	—	(2,707)
Intangible asset	—	201
Accumulated other comprehensive loss	—	8,219

Net amount recognized in Consolidated Balance Sheets as prepaid benefit cost	$6,398	$5,713

Change in amounts in other comprehensive loss
Increase in additional minimum liability	$—	$8,420
Increase in intangible asset	—	201
Increase in other comprehensive loss	$—	$8,219

        The accumulated benefit obligation for all defined benefit pension plans was $27.2 and $31.4 million at December 31, 2002 and 2003, respectively.

        Information on actual and future expected benefit payments related to the Retirement Plans follows:

(Thousands)
Actual benefit payments
2001	$515
2002	836
2003	824
Future expected benefit payments
2004	$1,227
2005	1,309
2006	1,365
2007	1,488
2008	1,592
2009 through 2013	10,704
	Year ended December 31,
	2001 Actual	2002 Actual	2003 Actual	2004 Expected
		(Thousands)
Employer contributions:
Required	$1,422	$133	$—	$—
Additional discretionary	—	597	—	—

Total	$1,422	$730	$—	$—

        Weighted-average assumptions:

	December 31,
	2002	2003
Discount rate:
As of January 1 (for determining net periodic pension cost and projected benefit obligation for years ended December 31)	7.25%	6.75%
As of December 31 (for determining projected benefit obligation at December 31)	6.75%	6.25%
Expected return on plan assets	11.00%	9.50%
Rate of compensation increase	N/A	N/A

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Retirement Plans:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in Assumption:
25 basis points increase in discount rate	$-101.0	$-1,015.3
25 basis points decrease in discount rate	+105.9	+1,070.4
25 basis points increase in rate of return on assets	-70.7	N/A
25 basis points decrease in rate of return on assets	+70.7	N/A

        The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and the Company's financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company revised its expected long-term rate of return on assets assumption for the Retirement Plans in 2003 to 9.5%, a reduction from its previous level of 11.0%.

        At December 31, 2002 and 2003, the asset allocations for the Retirement Plans, by asset category, are as follows:

	Plan Assets at December 31,
	2002 Actual	2003 Actual	2004 Target %
Asset Category:
Equity securities	42%	39%	30-50%
Fixed income securities	14%	45%	30-50%
Cash and equivalents	42%	15%	5-15%
Other	2%	1%	0-10%

Total	100%	100%

        With the assets in the Retirement Plans, the Company invests primarily in market-neutral absolute-return strategies which serve to minimize volatility while providing consistent positive returns and preserving capital. These investments include both equity and fixed income securities and may incorporate the use of options, futures and other financial instruments. Implementation of this policy involves investments with outside managers who have expertise in these strategies.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense for this plan was not significant for 2001, 2002 and 2003. The liability related to this plan was $0.9 and $1.0 million at December 31, 2002 and 2003, respectively, and is included within "Other liabilities."

  Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Service cost	$109	$110	$123
Interest cost	318	314	307
Amortization of unrecognized prior service cost	(95)	(94)	(95)
Amortization of net gains from earlier periods	(269)	(254)	(261)

Net periodic postretirement benefit cost	$63	$76	$74

        The following table sets forth, for the years 2002 and 2003, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits. The Company uses a December 31 measurement date for its postretirement medical and life insurance plan.

	December 31,
	2002	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(4,682)	$(5,012)
Service cost	(110)	(123)
Interest cost	(314)	(307)
Actuarial gains (losses)	(40)	207
Benefits paid, net of participant contributions	134	252

Benefit obligation at end of year	$(5,012)	$(4,983)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	134	252
Participant contributions	171	62
Benefits paid	(305)	(314)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(5,012)	$(4,983)
Unrecognized prior service cost	(453)	(359)
Unrecognized actuarial gains	(4,980)	(4,926)

Net amount recognized in Consolidated Balance Sheets as accrued benefit cost	$(10,445)	$(10,268)

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's general revenues as they are incurred. The Company expects to contribute approximately $0.3 million to the plan in 2004. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

(Thousands)
Actual benefit payments
2001	$443
2002	305
2003	314
Future expected benefit payments
2004	$250
2005	316
2006	302
2007	290
2008	363
2009 through 2013	2,243

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2003 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit.

        Weighted-average assumptions:

	December 31,
	2002	2003
Discount rate:
As of January 1 (for determining net periodic pension cost and postretirement benefit obligation for years ended December 31)	7.25%	6.75%
As of December 31 (for determining postretirement benefit obligation)	6.75%	6.25%
Assumed health care cost trend rates:
Retirees under age 65:
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2011
Retirees age 65 and older:
Health care cost trend rate assumed for all years	9%	9%

        The health care cost trend rate assumption has an affect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
	2002	2003
	(Thousands)
One-Percentage Point Increase:
Increase in aggregate service and interest cost	$—	$1
Increase in accumulated post retirement benefit obligation as of December 31	3	10
One-Percentage Point Decrease:
Decrease in aggregate service and interest cost	—	(1)
Decrease in accumulated post retirement benefit obligation as of December 31	(4)	(11)

Note 14.    2001 Long-Term Incentive Plan and Preferred Stock Option Plan

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vested rateably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2003, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No options were granted in 2001, 2002 and 2003.

        The following is a summary of transactions pertaining to the 1996 Plan:

Year Ended December 31, 2001
(Number of shares)
Outstanding, January 1	198,559
Granted	—
Exercised	—
Forfeited	—
Exchanged for incentive plan units	(198,559)

Outstanding, December 31	—

Options exercisable, December 31	—

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The Long-Term Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible employees. The Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock Options retain the vested status and vesting schedule of the options exchanged and the Committee, in its sole discretion, may issue options with any vesting schedule, other than normally provided in the 2001 Long-Term Incentive Plan. Incentive Units generally are exercisable for a period of six years from the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on Book Value (as defined in the plan) at that date less the Book Value as of the date of grant divided by 1,000,010. The Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the Committee. The Committee, in its sole discretion, may grant incentive units with an Initial Value that is less than the Initial Value of such incentive units as normally determined under the 2001 Long-Term Incentive Plan. If, after a change in control of the Company, as defined, an employee's employment is terminated by the Company for any reason other than Good Cause, as defined, as a result of death or permanent disability, or by the employee for Good Reason, as defined, all incentive units will become fully and immediately vested and payable in cash.

        In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. An additional 21,001, 29,735 and 20,360 Incentive Units were granted during 2001, 2002 and 2003, respectively. At December 31, 2001, 2002 and 2003, 80,114, 108,674 and 124,782 Incentive Units were outstanding. Compensation expense for such Incentive Units was $1.7, $3.4 and $5.3 million in 2001, 2002 and 2003, respectively.

Note 15.    Business Segment Information

        The Company is a national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufacturers and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles. Sales of residential roofing products in 2001, 2002 and 2003 were $939.4, $1,001.0 and $1,181.4 million and represented approximately 73%, 74% and 73%, respectively, of the Company's net sales. The Company's commercial roofing product line includes a full line of modified bitumen, asphalt built-up roofing, liquid applied membrane, thermoplastic, elastomeric, thermoplastic polyolefin, insulation and roofing accessories. Sales of commercial roofing products and accessories in 2001, 2002 and 2003 were $283.7, $288.4 and $352.9 million and represented approximately 22%, 21% and 22%, respectively, of the Company's net sales. Sales of the specialty building products and accessories products in 2001, 2002 and 2003 were $69.9, $71.3 and $73.5 million and represented approximately 5%, 5% and 5%, respectively, of the Company's net sales.

        The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function—the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories products did not meet quantitative thresholds in 2001, 2002 and 2003 to be considered as a reportable segment.

Note 16.    Related Party Transactions

        Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2002	2003
	(Thousands)
Tax receivable from parent corporations	$10,250	$7,044

Payable to International Specialty Products Inc.("ISP")	$(12,621)	$(9,074)

Loan payable to parent corporation	$—	$(52,840)

Loans receivable from parent corporation, included in Stockholders' Equity (Deficit)	$2,648	$55,587

        The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates, ranging from 4.0% to 5.0% in 2003. During 2001 and on July 1, 2003 and December 29, 2003, the Company loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned the Company $37.8 and $15.0 million, respectively. As of December 31, 2002 and 2003, BMCA Holdings Corporation owed the Company $2.6 and $55.6 million, including interest of $0.2 and $0.3 million, respectively, and the Company owed BMCA Holdings Corporation $0 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.1, $0.1, and $1.0 million in 2001, 2002 and 2003, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.9 million in 2003. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the New Credit Facility and the Senior Notes. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of December 31, 2002 and 2003. In addition, no loans were owed by the Company to other affiliates.

        During 2002, the Company made a distribution of $1.9 million to its parent corporations. Included in long-term assets is a tax receivable from parent corporations of $10.3 million at December 31, 2002 and included in current assets as a tax receivable from parent corporations is $7.0 million at December 31, 2003, representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Notes 8 and 17.

        Mineral Products:    The Company and its subsidiaries purchase substantially all of their colored roofing granules and algae-resistant granules under a long-term requirements contract from ISP, except for the requirements of certain of the Company's roofing plants that are supplied by third parties. In 2001, 2002 and 2003, the Company and its subsidiaries purchased in the aggregate approximately $63.4, $73.2 and $77.7 million, respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2002 and 2003 for such purchases was $11.8 and $8.7 million, respectively.

        Management Agreements:    Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.7, $6.1 and $6.2 million for 2001, 2002 and 2003, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2002 and 2003 was $0.4 and $0.4 million, respectively. The management agreement is expected to be amended to adjust the management fees payable under the agreement and to extend the term of the agreement effective January 1, 2004 through December 31, 2004. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2003 was approximately $0.8 million. The Company also allocates a portion of the management fees payable by the Company under the management agreement to separate lease payments for the use of the Company's headquarters. Based on the services provided in 2003 under the management agreement, the aggregate amount payable by the Company to ISP under the management agreement for 2004, inclusive of the services provided to G-I Holdings, is expected to be approximately $5.5 million. Some of the Company's executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Tax Sharing Agreement:    See Note 8.

Note 17.    Commitments and Contingencies

        G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership. See Note 8. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, distributions from subsidiaries (principally the Company). See Notes 5, 8 and 16.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes and the New Credit Facility on payments by the Company to its parent corporations.

        During the twelve months ending December 31, 2004, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the New Credit Facility and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 5, 8 and 12.

        At December 31, 2003, the Company has outstanding letters of credit of approximately $55.7 million under the New Credit Facility, which includes approximately $12.0 million of standby letters of credit related to certain obligations of G-I Holdings. The fair value of these obligations approximates face value as of December 31, 2003. See Note 5.

        In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date and provide for a single-sum payment consisting of one to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event. In 2003, irrevocable letters of credit were issued in support of the employment security agreements.

        The Company is a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $26.2, $25.2 and $29.1 million for 2001, 2002 and 2003, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2003 were as follows:

Operating Leases
(Thousands)
2004	$18,597
2005	16,331
2006	13,959
2007	11,322
2008	11,204
Thereafter	11,308

Total minimum payments	$82,721

        Included in net sales in 2001 were net sales to two customers of 12% and 11%, respectively, in 2002, 13% and 11%, respectively, and in 2003, 16% and 12%, respectively. No other customer accounted for more than 10% of net sales in 2001, 2002 or 2003.

        The Company includes in "Other income (expense), net" certain legal fees related to its business. For 2001, 2002 and 2003 the Company included $2.3, $3.1 and $4.9 million, respectively, of legal fees in "Other income (expense), net."

Note 18.    Subsequent Events

        On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern district of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of our products representing less than 5% of our net sales. We intend to defend ourselves vigorously in this matter, including, but not limited to, asserting counterclaims against CertainTeed, as appropriate. Although this matter is in its preliminary stages and there can be no assurances made, the Company believes that the claims filed by CertainTeed Corporation are without merit.

        On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company have opposed the motion and the bankruptcy court has scheduled a hearing on the motion on March 29, 2004. See Note 5.

Note 19.    Guarantor Financial Information

        At December 31, 2003, all of the Company's subsidiaries are guarantors under the Company's $350.0 million Senior Secured Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

        The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

        Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company, the guarantor subsidiaries and the non-guarantor subsidiary are not included herein, because management has determined that these financial statements are not material to investors.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2001
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,182,581	$110,461	$—	$1,293,042
Intercompany net sales	90,238	892,246	(982,484)	—

Total net sales	1,272,819	1,002,707	(982,484)	1,293,042

Costs and expenses, net:
Cost of products sold	1,003,072	902,420	(982,484)	923,008
Selling, general and administrative	198,336	71,944		270,280
Goodwill amortization	1,303	721		2,024
Transition service agreement (income) expense	100	(100)		—
Loss on sale of assets	—	737		737

Total costs and expenses, net	1,202,811	975,722	(982,484)	1,196,049

Operating income	70,008	26,985	—	96,993
Equity in earnings of subsidiaries	29,273	—	(29,273)	—
Intercompany licensing income (expense), net	(35,477)	35,477		—
Interest expense, net	(43,357)	(17,446)		(60,803)
Other income (expense), net	(7,858)	1,449		(6,409)

Income before income taxes	12,589	46,465	(29,273)	29,781
Income tax (provision) benefit	6,173	(17,192)		(11,019)

Net income	$18,762	$29,273	$(29,273)	$18,762

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,247,560	$113,131	$—	$1,360,691
Intercompany net sales	63,080	918,979	(982,059)	—

Total net sales	1,310,640	1,032,110	(982,059)	1,360,691

Costs and expenses, net:
Cost of products sold	1,032,525	904,098	(982,059)	954,564
Selling, general and administrative	216,432	73,019		289,451
Transition service agreement (income) expense	100	(100)		—
Loss on sale of assets	—	1,792		1,792

Total costs and expenses, net	1,249,057	978,809	(982,059)	1,245,807

Operating income	61,583	53,301	—	114,884
Equity in earnings of subsidiaries	57,781	—	(57,781)	—
Intercompany licensing income (expense), net	(52,425)	52,425		—
Interest expense, net	(39,007)	(15,987)		(54,994)
Other income (expense), net	(9,535)	544		(8,991)

Income before income taxes	18,397	90,283	(57,781)	50,899
Income tax (provision) benefit	14,178	(32,502)		(18,324)

Net income	$32,575	$57,781	$(57,781)	$32,575

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,496,474	$111,304	$—	$1,607,778
Intercompany net sales	84,443	1,106,126	(1,190,569)	—

Total net sales	1,580,917	1,217,430	(1,190,569)	1,607,778

Costs and expenses, net:
Cost of products sold	1,250,902	1,073,891	(1,190,569)	1,134,224
Selling, general and administrative	262,167	76,787		338,954
Transition service agreement (income) expense	100	(100)		—
Loss on write-down of manufacturing facility assets	—	3,822	—	3,822
Gain on sale of assets	—	(5,739)		(5,739)

Total costs and expenses, net	1,513,169	1,148,661	(1,190,569)	1,471,261

Operating income	67,748	68,769	—	136,517
Equity in earnings of subsidiaries	76,333	—	(76,333)	—
Intercompany licensing income (expense), net	(63,237)	63,237		—
Interest expense, net	(43,669)	(13,025)		(56,694)
Other income (expense), net	(6,388)	290		(6,098)

Income before income taxes	30,787	119,271	(76,333)	73,725
Income tax (provision) benefit	16,397	(42,938)		(26,541)

Net income	$47,184	$76,333	$(76,333)	$47,184

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$60	$96,113	$—	$—	$96,173
Accounts receivable, trade, net	8,216	13,685	—		21,901
Accounts receivable, other	6,294	845	34,785		41,924
Inventories, net	78,066	41,416	—		119,482
Other current assets	1,575	1,968	—		3,543

Total Current Assets	94,211	154,027	34,785	—	283,023
Investment in subsidiaries	437,856	—	—	(437,856)	—
Intercompany loans including accrued interest	59,903	(59,903)	—		—
Due from (to) subsidiaries, net	(195,599)	192,889	2,710		—
Property, plant and equipment, net	36,075	310,041	—		346,116
Goodwill, net	40,080	23,214	—		63,294
Deferred income tax benefits	15,330	—	—		15,330
Tax receivable from parent corporations	10,250	—	—		10,250
Other assets	6,486	18,900	—		25,386

Total Assets	$504,592	$639,168	$37,495	$(437,856)	$743,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$34,820	$10,506	$—	$—	$45,326
Accounts payable	29,249	43,971	—		73,220
Payable to related parties, net	2,788	9,833	—		12,621
Accrued liabilities	18,802	32,115	—		50,917
Reserve for product warranty claims	14,900	—	—		14,900

Total Current Liabilities	100,559	96,425	—	—	196,984
Long-term debt less current maturities	404,071	141,731	—		545,802
Reserve for product warranty claims	17,935	452	—		18,387
Other liabilities	13,148	199	—		13,347

Total Liabilities	535,713	238,807	—	—	774,520
Total Stockholders' Equity (Deficit)	(31,121)	400,361	37,495	(437,856)	(31,121)

Total Liabilities and Stockholders' Equity (Deficit)	$504,592	$639,168	$37,495	$(437,856)	$743,399

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$8	$2,872	$—	$2,880
Accounts receivable, trade, net	173,945	14,286		188,231
Accounts receivable, other	5,115	749		5,864
Tax receivable from parent corporations	7,044	—		7,044
Inventories, net	87,399	48,561		135,960
Other current assets	2,434	2,568		5,002

Total Current Assets	275,945	69,036	—	344,981
Investment in subsidiaries	476,695	—	(476,695)	—
Intercompany loans including accrued interest	30,582	(30,582)		—
Due from (to) subsidiaries, net	(335,690)	335,690		—
Property, plant and equipment, net	40,769	301,447		342,216
Goodwill, net	40,080	23,214		63,294
Other assets	13,126	18,863		31,989

Total Assets	$541,507	$717,668	$(476,695)	$782,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$—	$2,504	$—	$2,504
Accounts payable	43,331	49,518		92,849
Payable to related parties	1,969	7,105		9,074
Loan payable to parent corporation	52,840	—		52,840
Accrued liabilities	23,511	39,585		63,096
Reserve for product warranty claims	14,900	—		14,900

Total Current Liabilities	136,551	98,712	—	235,263
Long-term debt less current maturities	404,297	141,396		545,693
Reserve for product warranty claims	16,407	665		17,072
Deferred income tax liabilities	3,308	—		3,308
Other liabilities	23,012	200		23,212

Total Liabilities	583,575	240,973	—	824,548
Total Stockholders' Equity (Deficit)	(42,068)	476,695	(476,695)	(42,068)

Total Liabilities and Stockholders' Equity (Deficit)	$541,507	$717,668	$(476,695)	$782,480

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2001
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash and cash equivalents, beginning of year	$9,741	$73,006	$—	$82,747

Cash provided by (used in) operating activities:
Net income (loss)	(10,511)	29,273		18,762
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Loss on sale of assets	—	737		737
Depreciation	2,764	34,432		37,196
Goodwill and other amortization	3,073	721		3,794
Deferred income taxes	9,973	—		9,973
Noncash interest charges	3,270	1,286		4,556
(Increase) decrease in working capital items	(39,153)	2,477	10,932	(25,744)
Decrease in product warranty claims	(5,829)	(186)		(6,015)
Proceeds from sale of accounts receivable	34,669	—		34,669
Increase in other assets	(2,673)	(1,308)		(3,981)
Decrease in other liabilities	(85)	(8)		(93)
Change in net receivable from/payable to related parties/parent corporations	70,908	(61,118)	(10,932)	(1,142)
Other, net	131	(482)		(351)

Net cash provided by operating activities	66,537	5,824	—	72,361

Cash provided by (used in) investing activities:
Capital expenditures	(915)	(27,170)		(28,085)
Proceeds from sale of assets	—	900		900

Net cash used in investing activities	(915)	(26,270)	—	(27,185)

Cash provided by (used in) financing activities:
Decrease in borrowings under revolving credit facility	(70,000)	—		(70,000)
Repayments of long-term debt	(175)	(5,798)		(5,973)
Loan to parent corporation	(2,536)	—		(2,536)
Financing fees and expenses	(2,519)	(508)		(3,027)

Net cash used in financing activities	(75,230)	(6,306)	—	(81,536)

Net change in cash and cash equivalents	(9,608)	(26,752)	—	(36,360)

Cash and cash equivalents, end of year	$133	$46,254	$—	$46,387

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash and cash equivalents, beginning of year	$133	$46,254	$—	$46,387

Cash provided by (used in) operating activities:
Net income (loss)	(25,206)	57,781		32,575
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Loss on sale of assets	—	1,792		1,792
Depreciation	2,523	36,132		38,655
Amortization	—	2,047		2,047
Deferred income taxes	17,594	—		17,594
Noncash interest charges	3,634	1,342		4,976
(Increase) decrease in working capital items	(14,250)	15,227	(1,848)	(871)
Increase (decrease) in product warranty claims	(4,423)	69		(4,354)
Proceeds from sale of accounts receivable	5,718	—		5,718
(Increase) decrease in other assets	835	(759)		76
Decrease in other liabilities	(784)	(6)		(790)
Change in net receivable from/payable to related parties/parent corporations	18,697	(18,084)	1,848	2,461
Other, net	(23)	227		204

Net cash provided by operating activities	4,315	95,768	—	100,083

Cash provided by (used in) investing activities:
Capital expenditures	(2,109)	(32,454)		(34,563)
Proceeds from sale of assets	—	1,722		1,722

Net cash used in investing activities	(2,109)	(30,732)	—	(32,841)

Cash provided by (used in) financing activities:
Repayments of long-term debt	—	(15,177)		(15,177)
Distributions to parent corporations	(1,945)	—		(1,945)
Loan to parent corporation	(112)	—		(112)
Financing fees and expenses	(222)	—		(222)

Net cash used in financing activities	(2,279)	(15,177)	—	(17,456)

Net change in cash and cash equivalents	(73)	49,859	—	49,786

Cash and cash equivalents, end of year	$60	$96,113	$—	$96,173

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$60	$96,113	$—	$96,173

Cash provided by (used in) operating activities:
Net income (loss)	(29,149)	76,333		47,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on write-down of manufacturing assets	—	3,822		3,822
Gain on sale of assets	—	(5,739)		(5,739)
Depreciation	2,714	36,687		39,401
Amortization	—	2,096		2,096
Deferred income taxes	25,086	—		25,086
Noncash interest charges	3,900	1,426		5,326
(Increase) decrease in working capital items	(50,562)	4,768	34,785	(11,009)
Increase (decrease) in product warranty claims	(1,528)	213		(1,315)
Proceeds (repayments) from sale/repurchase of accounts receivable	(105,388)	—		(105,388)
Increase in other assets	(775)	(2,951)		(3,726)
Increase in other liabilities	1,485	1		1,486
Change in net receivable from/payable to related parties/parent corporations	206,087	(174,849)	(34,785)	(3,547)
Other, net	(49)	471		422

Net cash provided by (used in) operating activities	51,821	(57,722)	—	(5,901)

Cash provided by (used in) investing activities:
Capital expenditures	(7,358)	(35,962)		(43,320)
Proceeds from sale of assets	—	9,315		9,315

Net cash used in investing activities	(7,358)	(26,647)	—	(34,005)

Cash provided by (used in) financing activities:
Proceeds from loan payable to parent corporation	52,840	—		52,840
Proceeds from issuance of long-term debt	407,676	19,731		427,407
Repayments of long-term debt	(442,676)	(28,398)		(471,074)
Distributions to parent corporations	(14)	—		(14)
Loans to parent corporation	(52,939)	—		(52,939)
Financing fees and expenses	(9,402)	(205)		(9,607)

Net cash used in financing activities	(44,515)	(8,872)	—	(53,387)

Net change in cash and cash equivalents	(52)	(93,241)	—	(93,293)

Cash and cash equivalents, end of year	$8	$2,872	$—	$2,880

BUILDING MATERIALS CORPORATION OF AMERICA

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2002 by Quarter				2003 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
				(Millions)
Net sales	$319.3	$369.4	$357.1	$314.9	$339.0	$410.3	$459.9	$398.6
Cost of products sold	230.0	251.3	242.4	230.9	245.9	284.8	318.9	284.6

Gross profit	$89.3	$118.1	$114.7	$84.0	$93.1	$125.5	$141.0	$114.0

Operating income	$20.6	$43.4	$40.1	$10.8	$20.6	$48.1	$49.7	$18.1

Interest expense	$13.7	$14.0	$13.8	$13.5	$13.5	$13.8	$15.2	$14.2

Income (loss) before income taxes	$4.6	$27.2	$24.6	$(5.5)	$5.6	$31.6	$33.7	$2.8
Income tax (provision) benefit	(1.6)	(9.8)	(8.9)	2.0	(2.0)	(11.4)	(12.1)	(1.0)

Net income (loss)	$3.0	$17.4	$15.7	$(3.5)	$3.6	$20.2	$21.6	$1.8

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA
VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2001

Description	Balance January 1, 2001	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2001
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,798	$346		$786	(b)	$(300)	$1,058	(c)
Allowance for discounts	25,803	141,107	(a)	133,158		300	34,052
Reserve for inventory market valuation	1,003	3,059		741		—	3,321
Reserve for product warranty claims	43,656	19,469		25,484		—	37,641

Year Ended December 31, 2002

Description	Balance January 1, 2002	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,058	$863		$437	(b)	$—	$1,484	(c)
Allowance for discounts	34,052	163,247	(a)	160,146		—	37,153
Reserve for inventory market valuation	3,321	675		1,458		—	2,538
Reserve for product warranty claims	37,641	19,970		24,653		329	33,287

Year Ended December 31, 2003

Description	Balance January 1, 2003	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2003
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,484	$703		$824	(b)	$—	$1,363
Allowance for discounts	37,153	212,191	(a)	197,892		—	51,452
Reserve for inventory market valuation	2,538	1,925		2,048		—	2,415
Reserve for product warranty claims	33,287	21,955		23,270		—	31,972

Notes:

(a)
Amount charged to net sales.

(b)
Represents write-offs of uncollectible accounts net of recoveries.

(c)
The balances at December 31, 2001 and 2002 primarily reflect a reserve for receivables sold to a trust. See Note 9 to Consolidated Financial Statements.

S-1

QuickLinks

ADDITIONAL REGISTRANTS
Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Markets for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
SIGNATURES
SIGNATURES
BUILDING MATERIALS CORPORATION OF AMERICA SELECTED FINANCIAL DATA
INDEPENDENT AUDITORS' REPORT
REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF CASH FLOWS
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
BUILDING MATERIALS CORPORATION OF AMERICA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2001 (Thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2002 (Thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2003 (Thousands)
CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002 (Thousands)
CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003 (Thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2001 (Thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2002 (Thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2003 (Thousands)
BUILDING MATERIALS CORPORATION OF AMERICA SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
  SCHEDULE II