Form 10-Q
period 2004-04-04
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2004-05-19
CIK 1078706, 1078820, 927314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended APRIL 4, 2004

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81808

                    BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               22-3276290
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)

 1361 ALPS ROAD, WAYNE, NEW JERSEY                               07470
(Address of Principal Executive Offices)                       (Zip Code)

                                 (973) 628-3000
              (Registrant's telephone number, including area code)

                                      NONE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

See Table of Additional Registrants Below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES / / NO /X/

As of May 18, 2004, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 18, 2004, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of May 18, 2004, no shares of the registrant or the additional registrants were held by non-affiliates.

                                                        ADDITIONAL REGISTRANTS


                                                                                                         Address, including zip code
                                                                                                           and telephone number,
    Exact name of                 State or other                No. of                                    including area code, of
    registrant as                 jurisdiction of               Shares       Commission File No./I.R.S.    registrant's principal
specified in its charter     incorporation or organization    Outstanding    Employer Identification No.     executive offices
------------------------     -----------------------------    -----------    ---------------------------  ------------------------
Building Materials                    Delaware                     10              333-69749-01/               1361 Alps Road
  Manufacturing Corporation                                                        22-3626208                  Wayne, NJ 07470
                                                                                                               (973) 628-3000


Building Materials                    Delaware                     10               333-69749-02/              300 Delaware Avenue
  Investment Corporation                                                            22-3626206                 Suite 303
                                                                                                               Wilmington, DE 19801
                                                                                                               (302) 427-5960

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                       FIRST QUARTER ENDED
                                                    -------------------------
                                                     MARCH 30,       APRIL 4,
                                                      2003             2004
                                                    ---------       ---------
                                                           (THOUSANDS)

Net sales......................................     $338,938        $391,982
                                                    ---------       ---------

Costs and expenses:

  Cost of products sold........................      245,944         274,036
  Selling, general and administrative..........       72,342          86,060
                                                    ---------       ---------
    Total costs and expenses...................      318,286         360,096
                                                    ---------       ---------

Operating income...............................       20,652          31,886
Interest expense...............................      (13,456)        (14,155)
Other expense, net.............................       (1,622)           (784)
                                                    ---------       ---------
Income before income taxes.....................        5,574          16,947
Income tax expense.............................       (2,007)         (6,313)
                                                    ---------       ---------
Net income.....................................     $  3,567        $ 10,634
                                                    =========       =========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  DECEMBER 31,      APRIL 4,
ASSETS                                                               2003            2004
                                                                  ----------       ----------
Current Assets:
  Cash and cash equivalents........................               $   2,880        $  11,732
  Accounts receivable, trade, less allowance
        of $1,363 and $1,398 in 2003 and
       2004,respectively...........................                 188,231          272,175
  Accounts receivable, other.......................                   5,864            5,248
  Tax receivable from parent corporations..........                   7,044            2,244
  Inventories, net.................................                 135,960          168,072
  Other current assets.............................                   5,002            7,397
                                                                  ----------       ----------
    Total Current Assets...........................                 344,981          466,868
Property, plant and equipment, net.................                 342,216          339,895
Goodwill, net of accumulated amortization
  of $16,370 in 2003 and 2004, respectively........                  63,294           63,294
Other noncurrent assets............................                  31,989           30,984
                                                                  ----------       ----------

Total Assets.......................................               $ 782,480        $ 901,041
                                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.............               $   2,504        $   2,550
  Accounts payable.................................                  92,849           90,228
  Payable to related parties.......................                   9,074           13,474
  Loan payable to parent corporation...............                  52,840           52,840
  Accrued liabilities..............................                  63,096           65,385
  Reserve for product warranty claims..............                  14,900           14,900
                                                                  ----------       ----------
  Total Current Liabilities........................                 235,263          239,377
                                                                  ----------       ----------
Long-term debt less current maturities.............                 545,693          653,137
                                                                  ----------       ----------
Reserve for product warranty claims................                  17,072           17,222
                                                                  ----------       ----------
Deferred income tax liabilities....................                   3,308            4,571
                                                                  ----------       ----------
Other liabilities..................................                  23,212           23,192
                                                                  ----------       ----------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued....                       -                -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding.........................                       1                1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; no shares issued....                       -                -
  Loans receivable from parent corporation.........                 (55,587)         (55,611)
  Retained earnings................................                  18,696           24,330
  Accumulated other comprehensive loss.............                  (5,178)          (5,178)
                                                                  ----------       ----------
    Total Stockholders' Equity (Deficit) ..........                 (42,068)         (36,458)
                                                                  ----------       ----------
Total Liabilities and Stockholders'
   Equity (Deficit)................................               $ 782,480        $ 901,041
                                                                  ==========       ==========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     FIRST QUARTER ENDED
                                                                 ---------------------------
                                                                  MARCH 30,        APRIL 4,
                                                                    2003             2004
                                                                 ----------       ----------
                                                                          (THOUSANDS)

Cash and cash equivalents, beginning of period.........          $  96,173        $   2,880
                                                                 ----------       ----------
Cash provided by (used in) operating activities:
  Net income...........................................              3,567           10,634
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation.....................................              9,462           10,019
      Amortization.....................................                506              576
      Deferred income taxes............................              1,825            6,063
      Noncash interest charges, net....................              1,299            1,388
  Increase in working capital items....................            (75,749)        (118,167)
  Increase (decrease) in reserve for product
   warranty claims.....................................               (103)             150
  Proceeds from sale of accounts receivable............              9,569                -
  Increase in other assets.............................               (569)            (786)
  Increase (decrease) in other liabilities.............              1,292              (10)
  Change in net receivable from/payable to related
    parties/parent corporations........................              4,253            4,400
  Other, net...........................................                188               84
                                                                 ----------       ----------
Net cash used in operating activities..................            (44,460)         (85,649)
                                                                 ----------       ----------
Cash provided by (used in) investing activities:
  Capital expenditures.................................             (7,056)          (7,782)
                                                                 ----------       ----------
Net cash used in investing activities..................             (7,056)          (7,782)
                                                                 ----------       ----------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt.............                  -          173,000
  Repayments of long-term debt.........................               (944)         (65,651)
  Distributions to parent corporations.................                (15)               -
  Dividend to parent corporation.......................                  -           (5,000)
  Loan to parent corporation...........................                (25)             (24)
  Financing fees and expenses..........................               (150)             (42)
                                                                 ----------       ----------
Net cash provided by (used in) financing activities....             (1,134)         102,283
                                                                 ----------       ----------
Net change in cash and cash equivalents................            (52,650)           8,852
                                                                 ----------       ----------
Cash and cash equivalents, end of period...............          $  43,523        $  11,732
                                                                 ==========       ==========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $129
    and $217 in 2003 and 2004, respectively)...........          $  12,289        $  12,026
   Income taxes (including taxes paid pursuant
     to the Tax Sharing Agreement).....................                 79              402



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 4, 2004, and the results of operations and cash flows for the first quarter ended March 30, 2003 and April 4, 2004, respectively, each period beginning on January 1st. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

           In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS")No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS No. 132") which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans, including interim disclosures regarding components of net periodic benefit costs recognized during interim periods. At April 4, 2004, the Company has adopted the interim disclosure provisions of SFAS No. 132. See Note 4.

           In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. At April 4, 2004, the Company does not have an interest in a variable interest entity, therefore, FIN 46R does not have an impact on its financial condition or results of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  INVENTORIES

           Inventories consist of the following:

                                                        DECEMBER 31,    APRIL 4,
                                                           2003          2004
                                                         ---------    ---------
                                                               (THOUSANDS)

           Finished goods............................   $  89,684    $ 119,930
           Work-in process...........................      12,499       14,855
           Raw materials and supplies................      39,208       38,918
                                                         ---------    ---------
           Total.....................................     141,391      173,703
           Less LIFO reserve.........................      (5,431)      (5,631)
                                                         ---------   ----------
           Inventories...............................   $ 135,960    $ 168,072
                                                         =========   ==========


NOTE 3.  WARRANTY CLAIMS

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

           The reserve for product warranty claims consists of the following for the first quarter ended March 30, 2003 and April 4, 2004, respectively:


                                                         MARCH 30,     APRIL 4,
                                                           2003         2004
                                                        ---------     ---------
                                                              (THOUSANDS)

                Beginning balance...................    $ 33,287      $ 31,972
                Charged to cost of products sold....       4,336         5,211
                Payments/deductions.................      (4,439)       (5,061)
                                                        ---------     ---------
                Ending balance......................    $ 33,184      $ 32,122
                                                        =========     =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  BENEFIT PLANS

           Defined Benefit Plans

           The Company provides non-contributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

           The Company's net periodic pension cost for the Retirement Plans included the following components for the first quarter ended March 30, 2003 and April 4, 2004, respectively:

                                                        MARCH 30,      APRIL 4,
                                                           2003         2004
                                                        ---------     ---------
                                                               (THOUSANDS)

           Service cost..............................      $ 300        $  349
           Interest cost.............................        452           484
           Expected return on plan assets............       (638)         (672)
           Amortization of unrecognized prior
           service cost..............................          9             9
           Amortization of net losses from
           earlier periods...........................         48            73
                                                           ------       -------
           Net periodic pension cost.................      $ 171        $  243
                                                           ======       =======

           At April 4, 2004 the Company does not expect to make any pension contribution to the Retirement Plans in 2004, which is consistent with its expectations at December 31, 2003.

Postretirement Medical and Life Insurance

           The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  BENEFIT PLANS - (CONTINUED)

           Net periodic postretirement benefit cost included the following components for the first quarter ended March 30, 2003 and April 4, 2004, respectively:

                                                         MARCH 30,    APRIL 4,
                                                           2003        2004
                                                         --------     --------
                                                              (THOUSANDS)
           Service cost..............................     $ 31        $  35
           Interest cost.............................       77           76
           Amortization of unrecognized prior
           service cost..............................      (24)         (24)
           Amortization of net gains from
           earlier periods...........................      (65)         (58)
                                                          -----       ------
           Net periodic postretirement benefit cost..     $ 19        $  29
                                                          =====       ======

           At April 4, 2004 the Company expects to contribute approximately $0.3 million to the postretirement medical and life insurance plan in 2004, which is consistent with its expectations at December 31, 2003.

NOTE 5.  LONG-TERM INCENTIVE PLAN

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. As of March 30, 2003, the Company has adopted the additional interim disclosure provisions of SFAS 148 as it relates to its 2001 Long-Term Incentive Plan. Compensation expense for the Company's incentive units was $0.7 and $1.3 million for the first quarter ended March 30, 2003 and April 4, 2004, respectively. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  CONTINGENCIES

           Asbestos Litigation Against G-I Holdings

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

           Claimants in the G-I Holdings'bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of April 4, 2004). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion, on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrail discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  CONTINGENCIES - (CONTINUED)

           On or about February 8, 2001, a creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee, appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which matter remains pending.

           On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company opposed this motion, a hearing on the motion was held by the bankruptcy court on March 29, 2004 and the parties await a decision by the court.

           For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Notes 5, 12, 17 and 18 to consolidated financial statements contained in the Company's 2003 Form 10-K.

           Environmental Litigation

           The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims." At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

           Other Litigation

           On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern district of Pennsylvania by CertainTeed Corporation alleging patent infringement in

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  CONTINGENCIES - (CONTINUED)

connection with certain of its products representing less than 5% of its net sales. The Company intends to defend itself vigorously in this matter, has denied CertainTeed's claims and has filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in its preliminary stages and there can be no assurances made, the Company believes that CertainTeed's claims are without merit and will not have a material adverse effect on the Company.

     For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2003 Form 10-K.

           Tax Claim Against G-I Holdings

           The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

           On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  RELATED PARTY TRANSACTIONS

           The Company makes loans to and borrows from its parent corporations from time to time at prevailing market rates. At April 4, 2004 BMCA Holdings Corporation owed the Company $55.6 million, including interest of $0.3 million, and the Company owed BMCA Holdings Corporation $52.8 million. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.7 million during the first quarter ended April 4, 2004. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.7 million during the first quarter ended April 4, 2004.

NOTE 8.  SUBSEQUENT EVENT

           On May 7, 2004, the Company acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation at a purchase price of $23.2 million. The Quakertown manufacturing facility provides the Company with immediate production capacity to keep pace with the growing demand for its products in the North American markets, plus the potential for additional capacity expansion, as well as saturated felt products. With the acquisition of this manufacturing facility, the Company has decided it will not construct the new shingle manufacturing facility in the Northeast, the anticipated construction of which had been announced on February 9, 2004.

NOTE 9.  GUARANTOR FINANCIAL INFORMATION

           At April 4, 2004, all of the Company's subsidiaries are guarantors under the Company's $350.0 million Senior Secured Credit Facility, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       FIRST QUARTER ENDED MARCH 30, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                     Parent         Guarantor
                                                     Company       Subsidiaries   Eliminations      Consolidated
                                                     --------      ------------   ------------      ------------

Net Sales.................................           $ 313,036      $  25,902       $       -        $ 338,938
Intercompany net sales....................              18,173        239,876        (258,049)               -
                                                     ----------     ----------      ----------       ----------
    Total net sales.......................             331,209        265,778        (258,049)         338,938
                                                     ----------     ----------      ----------       ----------
Costs and expenses, net:
  Cost of products sold...................             268,819        235,174        (258,049)         245,944
  Selling, general and administrative.....              54,907         17,435               -           72,342
  Transition service agreement
    (income) expense......................                  25            (25)              -                -
                                                     ----------     ----------      ----------       ----------
    Total costs and expenses, net.........             323,751        252,584        (258,049)         318,286
                                                     ----------     ----------      ----------       ----------
Operating income..........................               7,458         13,194               -           20,652

Equity in earnings of subsidiaries........              14,711              -         (14,711)               -
Intercompany licensing income
  (expense), net..........................             (13,248)        13,248               -                -
Interest expense..........................              (9,860)        (3,596)              -          (13,456)
Other income (expense), net...............              (1,762)           140               -           (1,622)
                                                     ----------     ----------      ----------       ----------
Income (loss) before income taxes.........              (2,701)        22,986         (14,711)           5,574
Income tax (expense) benefit..............               6,268         (8,275)              -           (2,007)
                                                     ----------     ----------      ----------       ----------
Net income................................           $   3,567      $  14,711       $ (14,711)       $   3,567
                                                     ==========     ==========      ==========       ==========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FIRST QUARTER ENDED APRIL 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                     Parent           Guarantor
                                                     Company         Subsidiaries      Eliminations      Consolidated
                                                     --------        ------------      ------------      ------------

Net Sales................................            $ 366,653        $  25,329          $       -        $ 391,982
Intercompany net sales...................               19,798          269,604           (289,402)               -
                                                     ----------       ----------         ----------       ----------
    Total net sales......................              386,451          294,933           (289,402)         391,982
                                                     ----------       ----------         ----------       ----------
Costs and expenses, net:
  Cost of products sold..................              302,656          260,782           (289,402)         274,036
  Selling, general and administrative....               66,259           19,801                  -           86,060
  Transition service agreement
    (income) expense.....................                   25              (25)                 -                -
                                                     ----------       ----------         ----------       ----------
    Total costs and expenses, net........              368,940          280,558           (289,402)         360,096
                                                     ----------       ----------         ----------       ----------
Operating income.........................               17,511           14,375                  -           31,886

Equity in earnings of subsidiaries.......               16,885                -            (16,885)               -
Intercompany licensing income
  (expense), net.........................              (15,459)          15,459                  -                -
Interest expense.........................              (11,191)          (2,964)                 -          (14,155)
Other income (expense), net..............                 (823)              39                  -             (784)
                                                     ----------       ----------         ----------       ----------
Income before income taxes...............                6,923           26,909            (16,885)          16,947
Income tax (expense) benefit.............                3,711          (10,024)                 -           (6,313)
                                                     ----------       ----------         ----------       ----------
Net income...............................            $  10,634        $  16,885          $ (16,885)       $  10,634
                                                     ==========       ==========         ==========       ==========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                       Parent         Guarantor
                                                       Company       Subsidiaries      Eliminations      Consolidated
                                                       -------       ------------      ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............            $       8        $   2,872         $       -         $   2,880
  Accounts receivable, trade, net ........              173,945           14,286                 -           188,231
  Accounts receivable, other .............                5,115              749                 -             5,864
  Tax receivable from parent corporations.                7,044                -                 -             7,044
  Inventories, net........................               87,399           48,561                 -           135,960
  Other current assets....................                2,434            2,568                 -             5,002
                                                      ----------       ----------        ----------        ----------
    Total Current Assets..................              275,945           69,036                 -           344,981

Investment in subsidiaries................              476,695                -          (476,695)                -
Intercompany loans including accrued
  interest................................               30,582          (30,582)                -                 -
Due from (to) subsidiaries, net...........             (335,690)         335,690                 -                 -
Property, plant and equipment, net........               40,769          301,447                 -           342,216
Goodwill, net.............................               40,080           23,214                 -            63,294
Other noncurrent assets...................               13,126           18,863                 -            31,989
                                                      ----------       ----------        ----------        ----------
Total Assets..............................             $541,507        $ 717,668         $(476,695)        $ 782,480
                                                      ==========       ==========        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....            $       -        $   2,504         $       -         $   2,504
  Accounts payable........................               43,331           49,518                 -            92,849
  Payable to related parties..............                1,969            7,105                 -             9,074
  Loan payable to parent corporation......               52,840                -                 -            52,840
  Accrued liabilities.....................               23,511           39,585                 -            63,096
  Reserve for product warranty claims.....               14,900                -                 -            14,900
                                                      ----------       ----------        ----------        ----------
    Total Current Liabilities.............              136,551           98,712                 -           235,263

Long-term debt less current maturities....              404,297          141,396                 -           545,693
Reserve for product warranty claims.......               16,407              665                 -            17,072
Deferred income tax liabilities...........                3,308                -                 -             3,308
Other liabilities.........................               23,012              200                 -            23,212
                                                      ----------       ----------        ----------        ----------
Total Liabilities.........................              583,575          240,973                 -           824,548

Total Stockholders' Equity (Deficit)......              (42,068)         476,695          (476,695)          (42,068)
                                                      ----------       ----------        ----------        ----------
Total Liabilities and Stockholders'
     Equity (Deficit) ....................            $ 541,507        $ 717,668         $(476,695)        $ 782,480
                                                      ==========       ==========        ==========        ==========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  APRIL 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                      Parent           Guarantor
                                                      Company         Subsidiaries     Eliminations      Consolidated
                                                      -------         ------------     ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents................          $       3         $  11,729         $       -       $  11,732
  Accounts receivable, trade, net .........            255,317            16,858                 -         272,175
  Accounts receivable, other ..............              4,596               652                 -           5,248
  Tax receivable from parent corporations..              2,244                 -                 -           2,244
  Inventories, net.........................            116,858            51,214                 -         168,072
  Other current assets.....................              4,005             3,392                 -           7,397
                                                     ----------        ----------        ----------      ----------
    Total Current Assets...................            383,023            83,845                 -         466,868

Investment in subsidiaries.................            493,580                 -          (493,580)              -
Intercompany loans including accrued
  interest.................................             28,070           (28,070)                -               -
Due from (to) subsidiaries, net............           (344,140)          344,140                 -               -
Property, plant and equipment, net.........             41,128           298,767                 -         339,895
Goodwill, net..............................             40,080            23,214                 -          63,294
Other noncurrent assets....................             12,176            18,808                 -          30,984
                                                     ----------        ----------        ----------      ----------
Total Assets...............................          $ 653,917         $ 740,704         $(493,580)      $ 901,041
                                                     ==========        ==========        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.....          $       -         $   2,550         $       -       $   2,550
  Accounts payable.........................             38,974            51,254                 -          90,228
  Payable to related parties...............              2,315            11,159                 -          13,474
  Loan payable to parent corporation.......             52,840                 -                 -          52,840
  Accrued liabilities......................             25,122            40,263                 -          65,385
  Reserve for product warranty claims......             14,900                 -                 -          14,900
                                                     ----------        ----------        ----------      ----------
    Total Current Liabilities..............            134,151           105,226                 -         239,377

Long-term debt less current maturities.....            512,353           140,784                 -         653,137
Reserve for product warranty claims........             16,305               917                 -          17,222
Deferred income tax liabilties.............              4,571                 -                 -           4,571
Other liabilities..........................             22,995               197                 -          23,192
                                                     ----------        ----------        ----------      ----------
Total Liabilities..........................            690,375           247,124                 -         937,499

Total Stockholders' Equity (Deficit).......            (36,458)          493,580          (493,580)        (36,458)
                                                     ----------        ----------        ----------      ----------
Total Liabilities and Stockholders'
     Equity (Deficit) .....................          $ 653,917         $ 740,704         $(493,580)      $ 901,041
                                                     ==========        ==========        ==========      ==========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FIRST QUARTER ENDED MARCH 30, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)


                                                                                               Non-
                                                             Parent          Guarantor       Guarantor
                                                             Company        Subsidiaries    Subsidiary      Consolidated
                                                            ----------     -------------    -----------     -------------
Cash and cash equivalents, beginning of period......        $      60       $  96,113        $       -        $  96,173
                                                            ----------      ----------       ----------       ----------
Cash provided by (used in) operating activities:
  Net income (loss) ................................          (11,144)         14,711                -            3,567
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation....................................              660           8,802                -            9,462
    Amortization....................................                -             506                -              506
    Deferred income taxes...........................            1,825               -                -            1,825
    Noncash interest charges, net...................              941             358                -            1,299
  (Increase) decrease in working capital items......          (34,472)          4,776          (46,053)         (75,749)
  Increase (decrease) in reserve for product
    warranty claims.................................             (248)            145                -             (103)
  Proceeds from sale of accounts receivable.........            9,569               -                -            9,569
  (Increase)decrease in other assets................             (604)             35                -             (569)
  Increase (decrease) in other liabilities..........            1,295              (3)               -            1,292
  Change in net receivable from/payable to
    related parties/parent corporations.............           33,241         (75,041)          46,053            4,253
  Other, net........................................               12             176                -              188
                                                            ----------      ----------       ----------       ----------
Net cash provided by (used in) operating
    activities.......................................           1,075         (45,535)               -          (44,460)
                                                            ----------      ----------       ----------       ----------
Cash provided by (used in) investing activities:
  Capital expenditures..............................             (910)         (6,146)               -           (7,056)
                                                            ----------      ----------       ----------       ----------
Net cash used in investing activities...............             (910)         (6,146)               -           (7,056)
                                                            ----------      ----------       ----------       ----------
Cash provided by (used in) financing activities:
  Repayments of long-term debt......................                -            (944)               -             (944)
  Distributions to parent corporations..............              (15)              -                -              (15)
  Loan to parent corporation........................              (25)              -                -              (25)
  Financing fees and expenses.......................             (150)              -                -             (150)
                                                            ----------      ----------       ----------       ----------
Net cash used in financing activities...............             (190)           (944)               -           (1,134)
                                                            ----------      ----------       ----------       ----------
Net change in cash and cash equivalents.............              (25)        (52,625)               -          (52,650)
                                                            ----------      ----------       ----------       ----------
Cash and cash equivalents, end of period............        $      35       $  43,488        $       -        $  43,523
                                                            ==========      ==========       ==========       ==========



                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FIRST QUARTER ENDED APRIL 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)


                                                              Parent          Guarantor
                                                              Company        Subsidiaries    Consolidated
                                                             ---------       ------------    ------------
Cash and cash equivalents, beginning of period......         $      8        $  2,872          $  2,880
                                                             ---------       ---------         ---------

Cash provided by (used in) operating activities:
  Net income (loss).................................           (6,251)         16,885            10,634
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation....................................              745           9,274            10,019
    Amortization....................................                -             576               576
    Deferred income taxes...........................            6,063               -             6,063
    Noncash interest charges, net...................            1,027             361             1,388
  Increase in working capital items.................         (114,629)         (3,538)         (118,167)
  Increase (decrease) in reserve for product
    warranty claims.................................             (102)            252               150
  (Increase) decrease in other assets...............               11            (797)             (786)
  Decrease in other liabilities.....................               (7)             (3)              (10)
  Change in net receivable from/payable to
    related parties/parent corporations.............           11,308          (6,908)            4,400
  Other, net........................................              (27)            111                84
                                                             ---------       ---------         ---------
Net cash provided by (used in) operating
  activities .......................................         (101,862)         16,213           (85,649)
                                                             ---------       ---------         ---------
Cash provided by (used in) investing activities:
  Capital expenditures..............................           (1,077)         (6,705)           (7,782)
                                                             ---------       ---------         ---------
Net cash used in investing activities...............           (1,077)         (6,705)           (7,782)
                                                             ---------       ---------         ---------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt..........          173,000               -           173,000
  Repayments of long-term debt......................          (65,000)           (651)          (65,651)
  Dividend to parent corporation....................           (5,000)              -            (5,000)
  Loan to parent corporation........................              (24)              -               (24)
  Financing fees and expenses.......................              (42)              -               (42)
                                                             ---------       ---------         ---------
Net cash provided by (used in) financing activities.          102,934            (651)          102,283
                                                             ---------       ---------         ---------
Net change in cash and cash equivalents.............               (5)          8,857             8,852
                                                             ---------       ---------         ---------
Cash and cash equivalents, end of period............         $      3        $ 11,729          $ 11,732
                                                             =========       =========         =========


                    BUILDING MATERIALS CORPORATION OF AMERICA

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the first quarter ended April 4, 2004. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2003, which we refer to as the 2003 Form 10-K.

RESULTS OF OPERATIONS

           First Quarter 2004 Compared With
           First Quarter 2003

           We recorded net income in the first quarter of 2004 of $10.6 million compared with net income of $3.6 million in the first quarter of 2003. The increase in first quarter of 2004 net income was primarily attributable to higher operating income, together with lower other expenses, partially offset by higher interest expense.

           Net sales for the first quarter of 2004 were $392.0 million, a 15.7% increase over first quarter of 2003 net sales of $338.9 million, with the increase primarily due to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

           Operating income in the first quarter of 2004 was $31.9 million compared with $20.7 million in the first quarter of 2003, representing an increase of 54.1%. Operating results were positively affected by higher net sales of premium residential and commercial roofing products, partially offset by higher selling, general and administrative expenses due to higher volume related expenses and transportation costs.

           Interest expense for the first quarter of 2004 increased to $14.2 million from $13.5 million for the same period in 2003, primarily due to higher average borrowings partially offset by a lower average interest rate. Other expense, net was $0.8 million for the first quarter of 2004 compared with $1.6 million for the same period in 2003, primarily due to a decline in financing costs in connection with the termination of the Accounts Receivable Securitization Agreement in July 2003.

LIQUIDITY AND FINANCIAL CONDITION

           Cash Flows and Cash Position

           Net cash outflow during the first quarter of 2004 from operating and investing activities was $93.4 million, including the use of $85.6 million of cash from operations and the reinvestment of $7.8 million for capital programs.

                    BUILDING MATERIALS CORPORATION OF AMERICA

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Cash invested in additional working capital totaled $118.2 million during the first quarter of 2004, reflecting an increase in total accounts receivable of $83.3 million, due to increased operating performance and the seasonality of our business, a $32.1 million increase in inventories to meet our seasonal operating demands, a $2.4 million increase in other current assets, and a $0.4 million decrease in accounts payable and accrued liabilities. The net cash used for operating activities also included a $4.4 million net increase in the payable to related parties/parent corporations.

           Net cash provided by financing activities totaled $102.3 million during the first quarter of 2004, including $173.0 million of proceeds from the issuance of long-term debt related to 2004 year to date cumulative borrowings under our $350.0 million Senior Secured Credit Facility. Financing activities also included $65.7 million in repayments of long-term debt, of which $65.0 million related to 2004 year to date cumulative repayments under our $350.0 million Senior Secured Credit Facility. In addition, repayments of long-term debt also included $0.6 million related to our Chester, South Carolina lease obligation and $0.1 million related to our 10 1/2% Michigan City Note. In addition, financing activities included a $5.0 million dividend to our parent corporation.

           Intercompany Transactions

           We make loans to and borrow from, our parent corporations from time to time at prevailing market rates. At April 4, 2004 BMCA Holdings Corporation owed us $55.6 million, including interest of $0.3 million, and we owed BMCA Holdings Corporation $52.8 million. Interest income on our loans to BMCA Holdings Corporation amounted to $0.7 million during the first quarter ended April 4, 2004. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.7 million during the first quarter ended April 4, 2004.

           On February 25, 2004, we declared and paid a $5.0 million dividend to our parent corporation.

           As a result of the foregoing factors, cash and cash equivalents increased by $8.9 million during the first quarter of 2004 to $11.7 million.

           Contingencies

           See Note 6 to Consolidated Financial Statements for information regarding contingencies.

           Economic Outlook

           We do not believe that inflation has had an effect on our results of operations during the first quarter of 2004. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           During the first quarter of 2004, the cost of asphalt continued to be high relative to historical levels. Due to the strength of the Company's manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

           To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first quarter of 2004. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

           Contractual Obligations

           We have contracts with two different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008 and 2005, respectively. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during the first quarter ended April 4, 2004.

           Other Matters

           On May 7, 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation at a purchase price of $23.2 million. The Quakertown manufacturing facility provides us with immediate production capacity to keep pace with the growing demand for our products in the North American markets, plus the potential for additional capacity expansion, as well as saturated felt products. With the acquisition of this manufacturing facility, we have decided we will not construct the new shingle manufacturing facility in the Northeast, the anticipated construction of which had been announced on February 9, 2004.

           New Accounting Pronouncements

           In December 2003, the Financial Accounting Standards Board, which we refer to as FASB, issued a revision to Statement of Financial Accounting Standards No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," which we refer to as SFAS No. 132, which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans, including interim disclosures regarding components of net periodic benefit costs recognized during interim periods. At April 4, 2004, we have adopted the interim disclosure provisions of SFAS No. 132. See Note 4 to Consolidated Financial Statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which we refer to as FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which we refer to as FIN 46, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. At April 4, 2004, we do not have an interest in a variable interest entity, therefore, FIN 46R does not have an impact on our financial condition or results of operations.

                                      * * *

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.



                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of April 4, 2004 and there was no hedging activity in the first quarter ended April 4, 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                         ITEM 4. CONTROLS AND PROCEDURES

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

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the first quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As of April 4, 2004, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 6 to consolidated financial statements above.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits

10.1 Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc.

31.1      Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive
          Officer.

31.2      Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial
          Officer.

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


(b) The registrants filed a news release on Form 8-K dated February 26, 2004 regarding the results of operations for the quarterly period and year ended December 31, 2003. The information set forth in Item 12 of this Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  May 18, 2004                           BY:  /s/ John F. Rebele
       -----------------                          ------------------------------
                                                  John F. Rebele
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


DATE:  May 18, 2004                           BY: /s/ James T. Esposito
       -----------------                          ------------------------------
                                                  James T. Esposito
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BUILDING MATERIALS INVESTMENT CORPORATION



DATE:  May 18, 2004                            BY:   /s/ John F. Rebele
       -----------------                            ----------------------------
                                                    John F. Rebele
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)