Form 10-Q
period 2005-07-03
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2005-08-17
CIK 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended JULY 3, 2005

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

As of August 17, 2005, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of August 17, 2005, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of August 17, 2005, no shares of the registrant or the additional registrant were held by non-affiliates.

                                                    ADDITIONAL REGISTRANTS

                                State or other                                                      Address, including zip code and
                                jurisdiction of                                                     telephone number, including area
Exact name of registrant as     incorporation or    No. of Shares    Commission File No./I.R.S.     code, of registrant's principal
specified in its charter         organization       Outstanding      Employer Identification No.    executive offices
---------------------------     ----------------    -------------    ---------------------------    --------------------------------
Building Materials                  Delaware             10               333-69749-01/                    1361 Alps Road
  Manufacturing Corporation                                               22-3626208                       Wayne, NJ 07470
                                                                                                           (973) 628-3000


                                              PART I - FINANCIAL INFORMATION
                                              ITEM 1 - FINANCIAL STATEMENTS


                                        BUILDING MATERIALS CORPORATION OF AMERICA

                                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)


                                                           SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                                           --------------------                  -----------------
                                                         JULY 3,            JULY 4,           JULY 3,          JULY 4,
                                                           2005              2004              2005             2004
                                                         --------         --------            --------        --------

Net Sales.............................                   $497,637         $451,549            $976,435        $843,531
                                                         --------         --------            --------        --------
Costs and expenses:
  Cost of products sold...............                    341,511          306,678             677,228         580,714
  Selling, general and administrative.                    107,656           98,576             212,941         184,636
                                                         --------         --------            --------        --------
     Total costs and expenses.........                    449,167          405,254             890,169         765,350
                                                         --------         --------            --------        --------
Operating income......................                     48,470           46,295              86,266          78,181
Interest expense......................                    (16,415)         (14,526)            (32,519)        (28,680)
Other expense, net....................                     (2,163)          (1,777)             (3,162)         (2,561)
                                                         --------         --------            --------        --------
Income before income taxes............                     29,892           29,992              50,585          46,940
Income tax expense....................                    (11,360)         (11,172)            (19,223)        (17,485)
                                                         --------         --------            --------        --------
Net income............................                   $ 18,532         $ 18,820            $ 31,362        $ 29,455
                                                         ========         ========            ========        ========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         BUILDING MATERIALS CORPORATION OF AMERICA

                                          CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       JULY 3,                  DECEMBER 31,
ASSETS                                                                                  2005                       2004
Current Assets:                                                                       ----------                ----------
  Cash and cash equivalents.................................................          $   57,127                $  129,482
  Accounts receivable, trade, less allowance
       of $1,447 and $1,139 in 2005 and 2004,
       respectively.........................................................             329,559                   250,543
  Accounts receivable, other................................................               6,887                     3,826
  Tax receivable from parent corporation....................................                 824                         -
  Inventories, net..........................................................             188,774                   174,914
  Deferred income tax assets, net...........................................              45,994                    43,398
  Other current assets......................................................              12,259                     6,499
                                                                                      ----------                ----------
    Total Current Assets....................................................             641,424                   608,662
Property, plant and equipment, net..........................................             360,455                   364,514
Goodwill, net of accumulated amortization
  of $16,370 in 2005 and 2004, respectively.................................              63,199                    63,294
Other noncurrent assets.....................................................              30,778                    29,075
                                                                                      ----------                ----------
Total Assets................................................................          $1,095,856                $1,065,545
                                                                                      ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt......................................          $  152,665                $  152,525
  Accounts payable..........................................................              94,357                   120,337
  Payable to related parties................................................              15,510                    16,900
  Loans payable to parent corporation.......................................              52,840                    52,840
  Accrued liabilities.......................................................             116,016                    93,467
  Reserve for product warranty claims.......................................              14,900                    14,900
                                                                                      ----------                ----------
  Total Current Liabilities.................................................             446,288                   450,969
                                                                                      ----------                ----------
Long-term debt less current maturities......................................             534,653                   535,952
                                                                                      ----------                ----------
Reserve for product warranty claims.........................................              16,339                    17,213
                                                                                      ----------                ----------
Deferred income tax liabilities.............................................              47,940                    44,773
                                                                                      ----------                ----------
Other liabilities...........................................................              22,063                    19,349
                                                                                      ----------                ----------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued.............................                   -                         -
  Class A Common Stock, $.001 par value per share,
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding..................................................                   1                         1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; no shares issued.............................                   -                         -
  Loans receivable from parent corporation..................................             (55,759)                  (55,691)
  Retained earnings.........................................................              89,684                    58,332
  Accumulated other comprehensive loss......................................              (5,353)                   (5,353)
                                                                                      ----------                ----------
    Total Stockholders' Equity (Deficit)....................................              28,573                    (2,711)
                                                                                      ----------                ----------
Total Liabilities and Stockholders'
   Equity (Deficit).........................................................          $1,095,856                $1,065,545
                                                                                      ==========                ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         BUILDING MATERIALS CORPORATION OF AMERICA

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS)


                                                                                            SIX MONTHS ENDED
                                                                                         ---------------------
                                                                                        JULY 3,           JULY 4,
                                                                                         2005              2004
                                                                                       --------          ---------
Cash and cash equivalents, beginning of period...............................          $129,482          $   2,880
                                                                                       --------          ---------
Cash provided by (used in) operating activities:
  Net income.................................................................            31,362             29,455
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation...........................................................            22,019             20,848
      Amortization...........................................................             1,174              1,114
      Deferred income taxes..................................................               571              3,592
      Noncash interest charges, net..........................................             2,850              2,794
  Increase in working capital items..........................................          (105,128)          (144,090)
  Decrease in long-term reserve for product warranty claims..................              (874)              (536)
  Increase in other assets...................................................            (4,918)            (1,396)
  Increase in other liabilities..............................................             2,661                 16
  Change in net receivable from/payable to related
    parties/parent corporations..............................................            (2,214)            11,131
  Other, net.................................................................               200                117
                                                                                       --------          ---------
Net cash used in operating activities........................................           (52,297)           (76,955)
                                                                                       --------          ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of manufacturing facility
    in 2004..................................................................           (22,877)           (43,467)
  Proceeds from sale of assets...............................................             4,717                  -
                                                                                       --------          ---------
Net cash used in investing activities........................................           (18,160)           (43,467)
                                                                                       --------          ---------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt...................................           127,000            325,000
  Repayments of long-term debt...............................................          (128,374)          (187,489)
  Distributions to parent corporation........................................               (10)               (85)
  Dividends to parent corporation............................................                 -            (10,000)
  Loan to parent corporation.................................................               (68)               (48)
  Financing fees and expenses................................................              (446)              (544)
                                                                                       --------          ---------
Net cash provided by (used in) financing activities..........................            (1,898)           126,834
                                                                                       --------          ---------
Net change in cash and cash equivalents......................................           (72,355)             6,412
                                                                                       --------          ---------
Cash and cash equivalents, end of period.....................................          $ 57,127          $   9,292
                                                                                       ========          =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $358 and $518
     in 2005 and 2004, respectively).........................................          $ 28,150          $  24,818
   Income taxes (including federal income taxes paid pursuant to a tax sharing agreement of $21,953 and $6,401 in
     2005 and 2004, respectively)............................................            22,171              7,126



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 3, 2005, and the results of operations and cash flows for the second quarter and six month periods ended July 3, 2005 and July 4, 2004, respectively. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 Form 10-K").

           Certain reclassifications have been made to conform to current year presentation.


NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

           In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs" ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing" ("ARB No. 43") and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 the Company will adopt the provisions of SFAS No. 151 and does not anticipate any material effect on its consolidated financial statements.

           In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123(R)") which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of July 3, 2005, the Company currently accounts for its 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

Option and Award Plans," ("FIN 28"). Since compensation expense related to the Company's incentive units is currently included in its consolidated statements of income, the Company does not expect SFAS No. 123(R) to have an impact on its consolidated financial statements. See Note 7.

           In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS No. 153") which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS
No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of July 4, 2005, the Company will adopt the provisions of SFAS No. 153 and does not anticipate having any nonmonetary asset exchanges.

           In March 2005, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-5 "Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities," ("FSP FIN 46(R)-5"). FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change in accordance with changes in the fair value of the entity's net assets, exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company's first reporting period after March 3, 2005; accordingly the Company adopted FSP FIN 46(R)-5 during its second quarter ended July 3, 2005. At July 3, 2005, the Company did not have any interests in variable interest entities; therefore, FSP FIN 46(R)-5 or FIN 46(R) did not have any impact on the Company's financial condition or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 provides factors for when a reasonable estimate of the fair value of the obligation can be determined and indicators which would preclude an entity from recognizing a liability for such obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt FIN 47 during its fourth quarter in fiscal year ending December 31, 2005 and does not expect there to be an impact on its financial condition or results of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of January 1, 2006, the Company will adopt the provisions of SFAS No. 154 and does not anticipate any material effect on its consolidated financial statements.

NOTE 2.  INVENTORIES

           Inventories consisted of the following as of July 3, 2005 and December 31, 2004, respectively:

                                                   JULY 3,      DECEMBER 31,
                                                    2005           2004
                                                  --------       --------
                                                         (THOUSANDS)

     Finished goods.......................        $130,440       $119,649
     Work-in-process......................          11,727         13,829
     Raw materials and supplies...........          57,108         50,237
                                                  --------       --------
     Total................................         199,275        183,715
     Less LIFO reserve....................         (10,501)        (8,801)
                                                  --------       --------
     Inventories..........................        $188,774       $174,914
                                                  ========       ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3.  ACQUISITION AND PROPERTY DISPOSITION

           On May 7, 2004, the Company acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in the Company's results of operations from the date of its acquisition.

           In June 2005, the Company sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

NOTE 4.  LONG-TERM DEBT

           On May 7, 2004, the Company amended its $350 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility"), which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility.

NOTE 5.  WARRANTY CLAIMS

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

           The reserve for product warranty claims consists of the following for the second quarter and six month periods ended July 3, 2005 and July 4, 2004, respectively:

                                                 SECOND QUARTER ENDED                    SIX MONTHS ENDED
                                                 --------------------                   -------------------
                                               JULY 3,            JULY 4,            JULY 3,           JULY 4,
                                                2005               2004               2005              2004
                                              --------           ---------          --------          ---------
                                                                          (THOUSANDS)

Beginning balance...................          $ 31,851            $ 32,122          $ 32,113          $ 31,972
Charged to cost of products sold....             6,021               5,828            11,910            11,039
Payments/deductions.................            (6,633)             (6,514)          (12,784)          (11,575)
                                              --------            --------          --------          --------
Ending balance......................          $ 31,239            $ 31,436          $ 31,239          $ 31,436
                                              ========            ========          ========          ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  BENEFIT PLANS

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

           The Company's net periodic pension cost for the Retirement Plans included the following components for the second quarter and six month periods ended July 3, 2005 and July 4, 2004, respectively:

                                                   SECOND QUARTER ENDED                    SIX MONTHS ENDED
                                                   --------------------                   -------------------
                                                JULY 3,             JULY 4,            JULY 3,           JULY 4,
                                                 2005                2004               2005              2004
                                               --------           ---------           --------          ---------
                                                                          (THOUSANDS)

Service cost.......................              $  360              $  349             $  721             $  698
Interest cost......................                 520                 484              1,039                968
Expected return on plan assets.....                (708)               (671)            (1,416)            (1,343)
Amortization of unrecognized prior
  service cost.....................                   9                   9                 18                 18
Amortization of net losses from
  earlier periods..................                  77                  72                154                145
                                               --------           ---------           --------          ---------
Net periodic pension cost..........              $  258              $  243             $  516             $  486
                                               ========           =========           ========          =========


           At July 3, 2005, the Company does not expect to make any pension contribution to the Retirement Plans in 2005, which is consistent with its expectations at December 31, 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  BENEFIT PLANS - (CONTINUED)


           Postretirement Medical and Life Insurance

           The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

           Net periodic postretirement benefit cost included the following components for the second quarter and six month periods ended July 3, 2005 and July 4, 2004, respectively:

                                                     SECOND QUARTER ENDED                    SIX MONTHS ENDED
                                                     --------------------                   -------------------
                                                  JULY 3,            JULY 4,             JULY 3,           JULY 4,
                                                   2005               2004                2005              2004
                                                 --------           ---------           --------          ---------
                                                                            (THOUSANDS)

Service cost.......................                 $  34               $  36              $  69              $  71
Interest cost......................                    71                  76                143                152
Amortization of unrecognized prior
  service cost.....................                   (23)                (23)               (47)               (47)
Amortization of net gains from
  earlier periods..................                   (61)                (60)              (123)              (118)
                                                 --------           ---------           --------          ---------
Net periodic postretirement
  benefit cost.....................                 $  21               $  29              $  42              $  58
                                                 ========           =========           ========          =========

           At July 3, 2005, the Company expects to make benefit claim payments of approximately $0.3 million in 2005, which are related to postretirement medical and life insurance expenses. This is consistent with the Company's expectations at December 31, 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  2001 LONG-TERM INCENTIVE PLAN

           The Company currently accounts for its 2001 Long-Term Incentive Plan units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value (as defined in the plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company has also adopted the additional disclosure provisions prescribed in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which requires additional disclosures on both an annual and interim basis about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and the additional disclosure provisions of SFAS No. 148. Compensation expense for the Company's incentive units was $2.8 and $1.7 million for the second quarter ended July 3, 2005 and July 4, 2004, respectively, and $5.8 and $3.3 million for the six month period ended July 3, 2005 and July 4, 2004 respectively. At July 3, 2005 and July 4, 2004, the 2001 Long-Term Incentive Plan liability amounted to $23.9 and $14.3 million, respectively and was included in accrued liabilities. The Company's pro forma net income for the quarter ended and six month period ended July 3, 2005 and July 4, 2004, respectively, as it relates to compensation expense is the same as actual net income.

NOTE 8.  RELATED PARTY TRANSACTIONS

           The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of July 3, 2005 and July 4, 2004, BMCA Holdings Corporation owed the Company $55.8 and $55.6 million, including interest of $0.5 and $0.4 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.9 and $0.7 million during the second quarter ended July 3, 2005 and July 4, 2004, respectively and $1.8 and $1.4 million during the six month period ended July 3, 2005 and July 4, 2004, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.9 and $0.6 million during the second quarter ended July 3, 2005 and July 4, 2004, respectively and $1.8 and $1.3 million during the six month period ended July 3, 2005 and July 4, 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Company's Senior Secured Revolving Credit Facility and its 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014 (collectively, the "Senior Notes"). Under the terms of the Senior Secured

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  RELATED PARTY TRANSACTIONS - (CONTINUED)

Revolving Credit Facility and the indentures governing the Company's Senior Notes at July 3, 2005, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of July 3, 2005 and July 4, 2004. In addition, for the six month period ended July 3, 2005 and July 4, 2004, no loans were owed or other lending activities were entered into by the Company to other affiliates.

           During the six month period ended July 3, 2005, the Company updated its management agreement with International Specialty Products Inc., an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. Based on services provided to the Company in 2005 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2005, inclusive of the services provided to G-I Holdings, is approximately $5.9 million.

           For the six month period ended July 3, 2005 and July 4, 2004, the Company paid $22.0 and $6.4 million, respectively in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

           On February 25, 2004 and April 21, 2004 the Company declared and paid cash dividends of $5.0 million and $5.0 million, respectively to its parent corporation.

NOTE 9.  CONTINGENCIES

           Asbestos Litigation Against G-I Holdings

           In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

           Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of July 3, 2005). The Company believes that it will not sustain any

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. On July 26, 2005, one party in the BMCA Action, the legal representative of future demand holders in the G-I Holdings bankruptcy, was dismissed from the case. The BMCA Action continues against the creditors' committee in the G-I Holdings bankruptcy. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

           On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court on October 26, 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

           On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company have opposed the motion and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors' committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). In addition, on July 7, 2004, the creditors' committee filed a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and is appealing, among other things, certain adverse rulings relating to statute of limitation issues. G-I Holdings, the holders of the Company's bank and bond debt and the Company have filed cross appeals. These appeals remain pending before the District Court.

           The Company believes that the claims of the creditors' committee are without merit. However, if the Company is not successful defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings, and may render it unable to pay interest or principal on its credit obligations.

           On May 17, 2005, the creditors' committee filed a motion before the bankruptcy court seeking an order directing that approximately $150 million of payments falling due on July 15, 2005, to holders of notes issued by the Company on July 17, 1998, be made in escrow pending further order of the Court. By order dated July 12, 2005, the Court denied the committee's motion.

           For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 5, 13 and 18 to consolidated financial statements contained in the Company's 2004 Form 10-K.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

           Environmental Litigation

           The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims." Most of the Environmental Claims do not seek to recover an amount of specific damages. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

           Other Litigation

           On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of the Company's products representing less than 5% of the Company's net sales. No specific amount of damages have been sought in the litigation. The Company intends to defend itself vigorously in this matter, has denied CertainTeed's claims and has filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in its preliminary stages and there can be no assurances made, the Company believes that the claims filed by CertainTeed Corporation are without merit and will not have a material adverse effect against it. In addition, although the Company's counterclaims against CertainTeed are in their preliminary stages, the Company believes its counterclaims are meritorious.

           For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2004 Form 10-K.

           Tax Claim Against G-I Holdings

           The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

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

           Other Contingencies

           In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

NOTE 10.  SUBSEQUENT EVENT

           On July 15, 2005, the Company used cash and cash equivalents on hand and proceeds from its Senior Secured Revolving Credit Facility to redeem its 7 3/4% Senior Notes due 2005 at maturity, aggregating $150.0 million plus accrued interest of $2.9 million.

NOTE 11.  GUARANTOR FINANCIAL INFORMATION

           At July 3, 2005, all of the Company's subsidiaries, each of which is wholly owned by the Company are guarantors under the Company's $350.0 million Senior Secured Revolving Credit Facility and the indentures governing the 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007 (the "2007 Notes"), the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

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

           Presented below is condensed consolidating financial information for the Company and the guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company and the guarantor subsidiaries are not included herein because the guarantees are full, unconditional and joint and several.

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                SECOND QUARTER ENDED JULY 3, 2005
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                                 Parent         Guarantor
                                                                 Company       Subsidiaries    Eliminations      Consolidated
                                                                 -------       ------------    ------------      ------------

Net sales...............................................          $464,997       $ 32,640        $       -        $ 497,637
Intercompany net sales..................................               863        295,197         (296,060)               -
                                                                 ---------      ---------        ---------        ---------
  Total net sales.......................................           465,860        327,837         (296,060)         497,637
                                                                 ---------      ---------        ---------        ---------

Cost and expenses, net:
  Costs of products sold................................           349,201        288,370         (296,060)         341,511
  Selling, general and administrative...................            81,450         26,206                -          107,656
  Transition service agreement (income) expense.........                25            (25)               -                -
                                                                 ---------      ---------        ---------        ---------
  Total costs and expenses, net.........................           430,676        314,551         (296,060)         449,167
                                                                 ---------      ---------        ---------        ---------

Operating income........................................            35,184         13,286                -           48,470

Equity in earnings of subsidiaries......................            17,068              -          (17,068)               -
Intercompany licensing income (expense), net............           (18,634)        18,634                -                -
Interest expense........................................           (12,008)        (4,407)               -          (16,415)
Other income (expense), net.............................            (2,179)            16                -           (2,163)
                                                                 ---------      ---------        ---------        ---------
Income before income taxes..............................            19,431         27,529          (17,068)          29,892
Income tax expense......................................              (899)       (10,461)               -          (11,360)
                                                                 ---------      ---------        ---------        ---------

Net income..............................................          $ 18,532       $ 17,068        $ (17,068)       $  18,532
                                                                 =========      =========        =========        =========

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                SECOND QUARTER ENDED JULY 4, 2004
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                                 Parent        Guarantor
                                                                 Company      Subsidiaries     Eliminations      Consolidated
                                                                 -------      ------------     ------------      ------------

Net sales...............................................         $ 419,070      $  32,479        $       -        $ 451,549
Intercompany net sales..................................            20,491        305,279         (325,770)               -
                                                                 ---------      ---------        ---------        ---------
  Total net sales.......................................           439,561        337,758         (325,770)         451,549
                                                                 ---------      ---------        ---------        ---------

Cost and expenses, net:
  Costs of products sold................................           335,531        296,917         (325,770)         306,678
  Selling, general and administrative...................            76,296         22,280                -           98,576
  Transition service agreement (income) expense.........                25            (25)               -                -
                                                                 ---------      ---------        ---------        ---------
  Total costs and expenses, net.........................           411,852        319,172         (325,770)         405,254
                                                                 ---------      ---------        ---------        ---------

Operating income........................................            27,709         18,586                -           46,295


Equity in earnings of subsidiaries......................            20,882              -          (20,882)               -
Intercompany licensing income (expense), net............           (17,583)        17,583                -                -
Interest expense........................................           (11,594)        (2,932)               -          (14,526)
Other income (expense), net.............................            (1,818)            41                -           (1,777)
                                                                 ---------      ---------        ---------        ---------
Income before income taxes..............................            17,596         33,278          (20,882)          29,992
Income tax (expense) benefit............................             1,224        (12,396)               -          (11,172)
                                                                 ---------      ---------       ----------        ---------

Net income..............................................         $  18,820      $  20,882       $  (20,882)       $  18,820
                                                                 =========      =========       ==========        =========


                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                  SIX MONTHS ENDED JULY 3, 2005
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                                  Parent        Guarantor
                                                                  Company      Subsidiaries    Eliminations      Consolidated
                                                                  -------      ------------    ------------      ------------

Net sales...............................................          $918,292      $  58,143       $       -          $ 976,435
Intercompany net sales..................................             1,724        620,529        (622,253)                 -
                                                                 ---------      ---------       ---------          ---------
  Total net sales.......................................           920,016        678,672        (622,253)           976,435
                                                                 ---------      ---------       ---------          ---------

Cost and expenses, net:
  Costs of products sold................................           700,679        598,802        (622,253)           677,228
  Selling, general and administrative...................           161,000         51,941               -            212,941
  Transition service agreement (income) expense.........                50            (50)              -                  -
                                                                 ---------      ---------       ---------          ---------
  Total costs and expenses, net.........................           861,729        650,693        (622,253)           890,169
                                                                 ---------      ---------       ---------          ---------

Operating income........................................            58,287         27,979               -             86,266


Equity in earnings of subsidiaries......................            35,421              -         (35,421)                 -
Intercompany licensing income (expense), net............           (36,800)        36,800               -                  -
Interest expense........................................           (24,611)        (7,908)              -            (32,519)
Other income (expense), net.............................            (3,421)           259               -             (3,162)
                                                                 ---------      ---------       ---------          ---------
Income before income taxes..............................            28,876         57,130         (35,421)            50,585
Income tax (expense) benefit............................             2,486        (21,709)              -            (19,223)
                                                                 ---------      ---------       ---------          ---------

Net income..............................................         $  31,362      $  35,421       $ (35,421)         $  31,362
                                                                 =========      =========       =========          =========

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                  SIX MONTHS ENDED JULY 4, 2004
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                                   Parent       Guarantor
                                                                  Company      Subsidiaries    Eliminations      Consolidated
                                                                 --------      ------------    ------------      ------------

Net sales...............................................          $ 785,723      $  57,808        $       -        $ 843,531
Intercompany net sales..................................             40,290        574,883         (615,173)               -
                                                                  ---------      ---------        ---------        ---------
  Total net sales.......................................            826,013        632,691         (615,173)         843,531
                                                                  ---------      ---------        ---------        ---------

Cost and expenses, net:
  Costs of products sold................................            638,187        557,700         (615,173)         580,714
  Selling, general and administrative...................            142,556         42,080                -          184,636
  Transition service agreement (income) expense.........                 50            (50)               -                -
                                                                  ---------      ---------        ---------        ---------
  Total costs and expenses, net.........................            780,793        599,730         (615,173)         765,350
                                                                  ---------      ---------        ---------        ---------

Operating income........................................             45,220         32,961                -           78,181


Equity in earnings of subsidiaries......................             37,767              -          (37,767)               -
Intercompany licensing income (expense), net............            (33,040)        33,040                -                -
Interest expense........................................            (22,785)        (5,895)               -          (28,680)
Other income (expense), net.............................             (2,641)            80                -           (2,561)
                                                                  ---------      ---------        ---------        ---------
Income before income taxes..............................             24,521         60,186          (37,767)          46,940
Income tax (expense) benefit............................              4,934        (22,419)               -          (17,485)
                                                                  ---------      ---------        ---------        ---------

Net income..............................................          $  29,455      $  37,767        $ (37,767)       $  29,455
                                                                  =========      =========        =========        =========

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                          JULY 3, 2005
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                              Parent           Guarantor        Elim-
                                                              Company          Subsidiaries     inations          Consolidated
                                                             -----------       -----------     -----------         -----------
ASSETS
Current Assets:
  Cash and cash equivalents..............                    $        4        $   57,123      $        -          $   57,127
  Accounts receivable, trade, net........                       306,031            23,528               -             329,559
  Accounts receivable, other.............                         4,241             2,646               -               6,887
  Tax receivable from parent
    corporation..........................                           824                 -               -                 824
  Inventories, net.......................                       126,780            61,994               -             188,774
  Deferred income tax assets, net........                        45,994                 -               -              45,994
  Other current assets...................                         6,704             5,555               -              12,259
                                                             -----------       -----------     -----------         -----------
    Total Current Assets.................                       490,578           150,846               -             641,424

Investment in subsidiaries...............                       546,831                 -        (546,831)                  -
Intercompany loans including accrued
  interest...............................                       141,760          (141,760)              -                   -
Due from/(to) subsidiaries, net..........                      (443,424)          443,424               -                   -
Property, plant and equipment, net.......                        36,892           323,563               -             360,455
Goodwill, net............................                        40,080            23,119               -              63,199
Other noncurrent assets..................                        11,379            19,399               -              30,778
                                                             -----------       -----------     -----------         -----------
Total Assets.............................                    $  824,096        $  818,591      $ (546,831)         $1,095,856
                                                             ===========       ===========     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...                    $  149,995        $    2,670      $        -          $  152,665
  Accounts payable.......................                        40,393            53,964               -              94,357
  Payable to related parties.............                         6,252             9,258               -              15,510
  Loans payable to parent corporation....                        52,840                 -               -              52,840
  Accrued liabilities....................                        40,302            75,714               -             116,016
  Reserve for product warranty claims....                        14,900                 -               -              14,900
                                                             -----------       -----------     -----------         -----------
    Total Current Liabilities............                       304,682           141,606               -             446,288

Long-term debt less current maturities...                       405,526           129,127               -             534,653
Reserve for product warranty claims......                        15,499               840               -              16,339
Deferred income tax liabilities..........                        47,940                 -               -              47,940
Other liabilities........................                        21,876               187               -              22,063
                                                             -----------       -----------     -----------         -----------
Total Liabilities........................                       795,523           271,760               -           1,067,283

Total Stockholders' Equity...............                        28,573           546,831        (546,831)             28,573
                                                             -----------       -----------     -----------         -----------
Total Liabilities and Stockholders'
     Equity..............................                    $  824,096        $  818,591      $ (546,831)         $1,095,856
                                                             ===========       ===========     ===========         ===========

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                        DECEMBER 31, 2004
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                                  Parent          Guarantor        Elim-
                                                                  Company         Subsidiaries     inations       Consolidated
                                                                -----------       -----------     -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents...............                      $       12        $  129,470      $        -       $  129,482
  Accounts receivable, trade, net.........                         234,733            15,810               -          250,543
  Accounts receivable, other..............                           2,630             1,196               -            3,826
  Inventories, net........................                         114,643            60,271               -          174,914
  Deferred income tax assets, net.........                          43,398                 -               -           43,398
  Other current assets....................                           2,311             4,188               -            6,499
                                                                -----------       -----------     -----------      -----------
    Total Current Assets..................                         397,727           210,935               -          608,662

Investment in subsidiaries................                         556,410                 -        (556,410)               -
Intercompany loans including accrued
  interest................................                          58,807           (58,807)              -                -
Due from (to) subsidiaries, net...........                        (309,854)          309,854               -                -
Property, plant and equipment, net........                          41,356           323,158               -          364,514
Goodwill, net.............................                          40,080            23,214               -           63,294
Other noncurrent assets...................                           8,329            20,746               -           29,075
                                                                -----------       -----------     -----------      -----------
Total Assets..............................                      $  792,855        $  829,100      $ (556,410)      $1,065,545
                                                                ===========       ===========     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....                      $  149,949        $    2,576      $        -       $  152,525
  Accounts payable........................                          53,216            67,121               -          120,337
  Payable to related parties, net.........                           6,625            10,275               -           16,900
  Loans payable to parent corporation.....                          52,840                 -               -           52,840
  Accrued liabilities.....................                          32,020            61,447               -           93,467
  Reserve for product warranty claims.....                          14,900                 -               -           14,900
                                                                -----------       -----------     -----------      -----------
    Total Current Liabilities.............                         309,550           141,419               -          450,969

Long-term debt less current maturities....                         405,530           130,422               -          535,952
Reserve for product warranty claims.......                          16,553               660               -           17,213
Deferred income tax liabilities...........                          44,773                 -               -           44,773
Other liabilities.........................                          19,160               189               -           19,349
                                                                -----------       -----------     -----------      -----------
Total Liabilities.........................                         795,566           272,690               -        1,068,256

Total Stockholders' Equity (Deficit)......                          (2,711)          556,410        (556,410)          (2,711)
                                                                -----------       -----------     -----------      -----------
Total Liabilities and Stockholders'
     Equity (Deficit).....................                      $  792,855        $  829,100      $ (556,410)      $1,065,545
                                                                ===========       ===========     ===========      ===========

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  SIX MONTHS ENDED JULY 3, 2005
                                                           (THOUSANDS)
                                                           (UNAUDITED)

                                                                            Parent          Guarantor
                                                                            Company        Subsidiaries      Consolidated
                                                                          ------------     ------------      ------------

Cash and cash equivalents, beginning of period......                      $        12      $   129,470       $   129,482
                                                                          ------------     ------------      ------------
Cash provided by (used in) operating activities:
  Net income (loss).................................                           (4,059)          35,421            31,362
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation....................................                            1,748           20,271            22,019
    Amortization....................................                                -            1,174             1,174
    Deferred income taxes...........................                              571                -               571
    Noncash interest charges, net...................                            2,195              655             2,850
  Increase in working capital items.................                          (93,979)         (11,149)         (105,128)
  Increase (decrease) in long-term reserve for
   product warranty claims..........................                           (1,055)             181              (874)
  Increase in other assets..........................                           (4,608)            (310)           (4,918)
  Increase in other liabilities.....................                            2,569               92             2,661
  Change in net receivable from/payable to
    related parties/parent corporations.............                           94,419          (96,633)           (2,214)
  Other, net........................................                              (29)             229               200
                                                                          ------------     ------------      ------------
Net cash used in operating activities...............                           (2,228)         (50,069)          (52,297)
                                                                          ------------     ------------      ------------
Cash provided by (used in) investing activities:
  Capital expenditures..............................                           (1,388)         (21,489)          (22,877)
  Proceeds from sale of assets......................                            4,132              585             4,717
                                                                          ------------     ------------      ------------
Net cash provided by (used in) investing activities.                            2,744          (20,904)          (18,160)
                                                                          ------------     ------------      ------------
Cash provided by (used in) financing activities:
  Proceeds from the issuance of long-term debt......                          127,000                -           127,000
  Repayments of long-term debt......................                         (127,000)          (1,374)         (128,374)
  Distribution to parent corporation................                              (10)               -               (10)
  Loan to parent corporation........................                              (68)               -               (68)
  Financing fees and expenses.......................                             (446)               -              (446)
                                                                          ------------     ------------      ------------
Net cash used in financing activities...............                             (524)          (1,374)           (1,898)
                                                                          ------------     ------------      ------------
Net change in cash and cash equivalents.............                               (8)         (72,347)          (72,355)
                                                                          ------------     ------------      ------------
Cash and cash equivalents, end of period............                      $         4      $    57,123       $    57,127
                                                                          ============     ============      ============

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  SIX MONTHS ENDED JULY 4, 2004
                                                           (THOUSANDS)
                                                           (UNAUDITED)


                                                                             Parent           Guarantor
                                                                             Company         Subsidiaries      Consolidated
                                                                           --------------   --------------    --------------

Cash and cash equivalents, beginning of period.......                      $           8    $       2,872     $       2,880
                                                                           --------------   --------------    --------------
Cash provided by (used in) operating activities:
  Net income (loss)..................................                             (8,312)          37,767            29,455
  Adjustments to reconcile net income (loss)to net
    cash provided by (used in) operating activities:
    Depreciation.....................................                              1,487           19,361            20,848
    Amortization.....................................                                  -            1,114             1,114
    Deferred income taxes............................                              3,592                -             3,592
    Noncash interest charges, net....................                              2,074              720             2,794
  (Increase) decrease in working capital items.......                           (145,197)           1,107          (144,090)
  Increase (decrease) in long-term reserve for
    product warranty claims..........................                             (1,020)             484              (536)
  (Increase) decrease in other assets................                                272           (1,668)           (1,396)
  Increase (decrease) in other liabilities...........                                 21               (5)               16
  Change in net receivable from/payable to
    related parties/parent corporations..............                             44,983          (33,852)           11,131
  Other, net.........................................                                 44               73               117
                                                                           --------------   --------------    --------------
Net cash provided by (used in) operating activities..                           (102,056)          25,101           (76,955)
                                                                           --------------   --------------    --------------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of
    manufacturing facility...........................                            (26,263)         (17,204)          (43,467)
                                                                           --------------   --------------    --------------
Net cash used in investing activities................                            (26,263)         (17,204)          (43,467)
                                                                           --------------   --------------    --------------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt...........                            325,000                -           325,000
  Repayments of long-term debt.......................                           (186,000)          (1,489)         (187,489)
  Distribution to parent corporation.................                                (85)               -               (85)
  Dividends to parent corporation....................                            (10,000)               -           (10,000)
  Loan to parent corporation.........................                                (48)               -               (48)
  Financing fees and expenses........................                               (544)               -              (544)
                                                                           --------------   --------------    --------------
Net cash provided by (used in) financing activities..                            128,323           (1,489)          126,834
                                                                           --------------   --------------    --------------
Net change in cash and cash equivalents..............                                  4            6,408             6,412
                                                                           --------------   --------------    --------------
Cash and cash equivalents, end of period.............                      $          12    $       9,280     $       9,292
                                                                           ==============   ==============    ==============

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


           Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the six month period ended July 3, 2005. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2004, which we refer to as the 2004 Form 10-K.

RESULTS OF OPERATIONS

           Roofing product sales is our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, energy, and transportation and distribution costs.

           Second Quarter 2005 Compared With
           Second Quarter 2004

           We recorded net income in the second quarter of 2005 of $18.5 million compared with net income of $18.8 million in the second quarter of 2004. The decrease in second quarter of 2005 net income was primarily attributable to higher operating income, offset by higher interest expense and slightly higher other expenses.

           Net sales for the second quarter of 2005 were $497.6 million, a 10.2% increase over second quarter of 2004 net sales of $451.5 million, with the increase primarily due to higher average selling prices and higher unit volumes of both residential and commercial roofing products.

           Operating income in the second quarter of 2005 was $48.5 million compared to $46.3 million in the second quarter of 2004, representing an increase of 4.8%. Operating income in the second quarter of 2005 was positively affected by increased net sales primarily resulting from higher average selling prices and higher unit volumes of both residential and commercial roofing products. Partially offsetting these improvements in operating results were higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           Interest expense for the second quarter of 2005 increased to $16.4 million from $14.5 million for the second quarter of 2004, primarily due to a higher average interest rate. Other expense, net was $2.2 million for the second quarter of 2005 compared with $1.8 million for the second quarter of 2004.

           BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the second quarter of 2005 increased to $474.7 million from $428.2 million for the second quarter of 2004, representing an increase of $46.5 million or 10.9%. The increase in net sales of roofing products was primarily attributable to higher average selling prices and higher unit volumes. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices and higher unit volumes. Net sales of specialty building products and accessories decreased to $22.9 million for the second quarter of 2005 from $23.3 million for the second quarter of 2004.

Gross Margin. Our overall gross margin increased to $156.1 million or 31.4% for the second quarter of 2005 from $144.9 million or 32.1% for the second quarter of 2004. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

Operating Income. Operating income for the second quarter of 2005 increased to $48.5 million or 9.7% of net sales, compared to $46.3 million or 10.3% of net sales for the second quarter of 2004. The overall increase in operating income for the second quarter of 2005 is primarily attributable to increased net sales of roofing products driven by higher average selling prices and higher unit volumes, partially offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses resulting from higher distribution costs, primarily due to higher sales volume and a rise in fuel prices.

           Six Months 2005 Compared With
           Six Months 2004

           We recorded net income in the first six months of 2005 of $31.4 million compared with net income of $29.5 million in the first six months of 2004. The increase in the first six months of 2005 net income was primarily attributable to higher operating income, partially offset by higher interest expense and slightly higher other expenses.

           Net sales for the first six months of 2005 were $976.4 million, a 15.8% increase over the first six months of 2004 net sales of $843.5 million, with the increase primarily due to higher average selling prices and higher unit volumes of both residential and commercial roofing products.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           Operating income for the first six months of 2005 was $86.3 million compared with $78.2 million for the first six months of 2004. Operating income for the first six months of 2005 was positively affected by increased net sales primarily resulting from higher average selling prices and higher unit volumes of both residential and commercial roofing products. Partially offsetting these improvements in operating results were higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel prices.

           Interest expense for the first six months of 2005 increased to $32.5 million from $28.7 million for the first six months of 2004, primarily due to a higher average interest rate and higher average borrowings. The higher interest expense in the first six months of 2005 was primarily due to the issuance, in July 2004, of $200 million 7 3/4% Senior Notes due 2014, together with an issuance, in November 2004,of an additional $50 million of 7 3/4% Senior Notes due 2014, which we refer to collectively as the 2014 Notes, partially offset by the redemption of the Company's $100 million 8 5/8% Senior Notes due 2006, which we refer to as the 2006 Notes, and a reduction in the amount outstanding under the Company's $350 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility. Other expense, net was $3.2 million for the first six months of 2005 compared with $2.5 million for the first six months of 2004.

           BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first six months of 2005 increased to $937.0 million from $803.6 million for the first six months of 2004, representing an increase of $133.4 million or 16.6%. The increase in net sales of roofing products was primarily attributable to higher average selling prices and higher unit volumes. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices and higher unit volumes. Net sales of specialty building products and accessories decreased to $39.4 million for the first six months of 2005 from $39.9 million for the first six months of 2004.

Gross Margin. Our overall gross margin increased to $299.2 million or 30.6% for the first six months of 2005 from $262.8 million or 31.2% for the first six months of 2004. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Operating Income. Operating income for the first six months of 2005 increased to $86.3 million or 8.8% of net sales, compared to $78.2 million or 9.3% of net sales for the first six months of 2004. The overall increase in operating income for the first six months of 2005 is primarily attributable to increased net sales of roofing products driven by higher average selling prices and higher unit volumes, partially offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses resulting from higher distribution costs, primarily due to higher sales volume and a rise in fuel prices.


LIQUIDITY AND FINANCIAL CONDITION

           Cash Flows and Cash Position

           Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our Senior Secured Revolving Credit Facility due November 2006 to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

           Net cash outflow during the first six months of 2005 from operating and investing activities was $70.5 million, including the use of $52.3 million of cash from operations and the reinvestment of $22.9 million for capital programs, partially offset by $4.7 million of proceeds from the sale of assets.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           Cash invested in additional working capital totaled $105.1 million during the first six months of 2005, reflecting an increase in total accounts receivable of $82.1 million, due to our increased operating performance and the seasonality of our business, a $13.9 million increase in inventories to meet our seasonal operating demands, a $5.7 million increase in other current assets, and a $3.4 million net decrease in accounts payable and accrued liabilities. The net cash used for operating activities also included a $2.2 million net decrease in the payable to related parties/parent corporations, primarily attributable to a $4.7 million net decrease in federal income taxes payable, pursuant to our tax sharing agreement with our parent corporation and a $2.5 million increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, cash used in operating activities also included a $5.0 million increase in other assets, primarily reflecting a payment to our glass fiber supplier in connection with a requirements contract entered into in December 2004, coupled with a $2.7 million decrease in other liabilities.

           Net cash used in financing activities totaled $1.9 million during the first six months of 2005, including $127.0 million of proceeds from the issuance of long-term debt related to 2005 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $128.4 million in repayments of long-term debt, of which $127.0 million related to 2005 year to date cumulative repayments under our Senior Secured Revolving Credit Facility, $1.2 million related to our Chester, South Carolina loan obligation, $0.1 million related to our 10 1/2% Michigan City, Indiana note, and $0.1 million related to our Shafter, California Industrial Development Revenue Bonds. In addition, financing activities included $0.5 million in financing fees and expenses.

           Intercompany Transactions

           We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of July 3, 2005 and July 4, 2004, BMCA Holdings Corporation owed us $55.8 and $55.6 million, including interest of $0.5 and $0.4 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $0.9 and $0.7 million during the second quarter ended July 3, 2005 and July 4, 2004, respectively and $1.8 and $1.4 million during the six month period July 3, 2005 and July 4, 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.9 and $0.6 million during the second quarter ended July 3, 2005 and July 4, 2004, respectively and $1.8 and $1.3 million during the six month period ended July 3, 2005 and July 4, 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 2014 Notes, which we refer to collectively as the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, at July 3, 2005, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of July 3, 2005 and July 4, 2004. In addition, for the six month period ended July 3, 2005 and July 4, 2004, no loans were owed or other lending activities were entered into by us to other affiliates.

           For the six month period ended July 3, 2005 and July 4, 2004, we paid $22.0 and $6.4 million, respectively in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

           On February 25, 2004 and April 21, 2004, we declared and paid cash dividends of $5.0 million and $5.0 million, respectively to our parent corporation.

           Long-Term Debt

           As of July 3, 2005 we had total outstanding consolidated indebtedness of $740.2 million, including $52.8 million of demand loans to our parent corporation, of which $152.7 million matures prior to the end of the second quarter of 2006. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility. As of July 3, 2005, we were in compliance with all covenants under our Senior Secured Revolving Credit Facility and our Senior Notes. As of July 3, 2005, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,080.8 million.

           On May 7, 2004, we amended our Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility.

           Acquisition and Property Disposition

           On May 7, 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in our results of operation from the date of its acquisition.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           In June 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

           As a result of the foregoing factors, cash and cash equivalents decreased by $72.4 million during the first six months of 2005 to $57.1 million.

           Contingencies

           See Note 9 to Consolidated Financial Statements for information regarding contingencies.

           Economic Outlook

           We do not believe that inflation has had a material effect on our results of operations during the first six months of 2005. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

           During the first six months of 2005, the cost of asphalt continued to be high relative to historical levels. Due to the strength of the Company's manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

           To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first six months of 2005. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

           Contractual Obligations

           We have contracts with several different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at several locations including the ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of the terminals under these contracts through 2008. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during the first six months of 2005.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           On May 7, 2004, we entered into a long-term supply agreement, whereby we are obligated to purchase certain minimum amounts of dry felt and other products at fair market value through April 30, 2011. Effective January 31, 2005, this agreement was modified to reduce our minimum purchase obligation for dry felt and other products by fifty percent. Based on the modification to this agreement, as of July 3, 2005, our minimum purchase obligation for the life of the agreement aggregated to $10.8 million.

           In December 2004, we entered into a requirements contract with a supplier to purchase certain glass fiber. Under this contract, we are required to purchase specified annual quantities of glass fiber through 2014. Pricing for the glass fiber under this contract may be adjusted upward or downward relating to various factors including changes in the cost of energy and freight, among others. Under the requirements contract we have the right to terminate the contract if, during any two consecutive calendar years, we purchase less than a specified percentage of our glass fiber requirements. As of December 31, 2004, if we were to terminate this contract on or after December 31, 2006, as a result of not having purchased specified quantities of glass fiber during the prior two-year period, we would be required to pay an amount of not more than $37.3 million to the supplier, although we believe that the actual payment amount would be substantially less based on the terms of the contract. No changes have been made to this contract during the first six months of 2005.

           We also have a management agreement with International Specialty Products Inc., an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2005 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2005, inclusive of the services provided to G-I Holdings, is approximately $5.9 million. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in our 2004 Form 10-K.

           We purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with International Specialty Products, Inc., which we refer to as ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the six month period ended July 3, 2005 and the year ended December 31, 2004, we purchased $54.7 and $98.2 million, respectively, of mineral products from ISP under this contract.

           2005 7 3/4% Senior Notes Redemption

           On July 15, 2005, we used cash and cash equivalents on hand and proceeds from our Senior Secured Revolving Credit Facility to redeem our 7 3/4% Senior Notes due 2005 at maturity, aggregating $150.0 million plus accrued interest of $2.9 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           New Accounting Pronouncements

           In November 2004, the Financial Accounting Standards Board, which we refer to as FASB issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 151 "Inventory Costs," which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB, No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 we will adopt the provisions of SFAS No. 151 and do not anticipate any material effect on our consolidated financial statements.

           In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," which we refer to as SFAS No. 123(R), which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of July 3, 2005, we currently account for our 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which we refer to as FIN 28. Since compensation expense related to our incentive units is currently included in our consolidated statements of income, we do not expect SFAS No. 123(R) to have an impact on our consolidated financial statements. See Note 7 to Consolidated Financial Statements.

           In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of July 4, 2005, we will adopt the provisions of SFAS No. 153 and do not anticipate having any nonmonetary asset exchanges.

           In March 2005, the FASB issued FASB Staff Position, which we refer to as FSP, FIN 46(R)-5 "Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities," which we refer to as FSP FIN 46(R)-5. FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change in accordance with changes in the fair value of the entity's net assets, exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company's first reporting period after March 3, 2005; accordingly we adopted FSP FIN 46(R)-5 during our second quarter ended July 3, 2005. At July 3, 2005, we did not have any interests in variable interest entities; therefore, FSP FIN 46(R)-5 or FIN 46(R) did not have any impact on our financial condition or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," which we refer to as FIN 47, which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which we refer to as SFAS No. 143. SFAS No. 143 provides for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 provides factors for when a reasonable estimate of the fair value of the obligation can be determined and indicators which would preclude an entity from recognizing a liability for such obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. We will adopt FIN 47 during our fourth quarter in fiscal year ending December 31, 2005 and do not expect there to be an impact on our financial condition or results of operations.

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 154 and do not anticipate any material effect on our consolidated financial statements.


                                      * * *

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of July 3, 2005 and we have no hedging arrangements as of July 3, 2005.


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

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the second quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

           As of July 3, 2005, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 9 to consolidated financial statements in Part I.

ITEM 5. OTHER INFORMATION

           During the second quarter of 2005, the Company amended its ISP Management Agreement with International Specialty Products Inc., an affiliate, effective January 1, 2005, to provide the Company with certain management services. The purpose of the amendment was to adjust the management fees payable by the Company to ISP under the ISP Management Agreement. Accordingly, the aggregate amount payable to ISP under the ISP Management Agreement for services provided to the Company in 2005, inclusive of the services provided to G-I Holdings, is approximately $5.9 million. A more detailed explanation of charges with respect to each party to the agreement is set forth in the Amendment to the ISP Management Agreement, which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

ITEM 6. EXHIBITS

   Exhibit Number

        10.1 Amendment No. 7 to the Amended and Restated Management Agreement, dated as of January 1, 2005, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc.

        10.2 Form of BMCA 2001 Long-Term Incentive Plan Incentive Unit Grant Agreement

        31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

        31.3 Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

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



                                   BUILDING MATERIALS CORPORATION OF AMERICA
                                   BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:  August 17, 2005             BY:  /s/John F. Rebele
       -----------------                ----------------------------------------
                                        John F. Rebele
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)


DATE:  August 17, 2005             BY:  /s/James T. Esposito
       -----------------                ----------------------------------------
                                        James T. Esposito
                                        Vice President and Controller
                                        (Chief Accounting Officer)