Form 10-Q
period 2006-07-02
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2006-08-16
CIK 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended JULY 2, 2006

                                       OR

  [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|  Accelerated filer  |_|  Non-accelerated filer  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 16, 2006, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of August 16, 2006, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of August 16, 2006, no shares of the registrant or the additional registrant were held by non-affiliates.

                                                 ADDITIONAL REGISTRANTS



                                                                                              Address, including zip
                                                                                              code and telephone number,
                                 State or other                                               including area code, of
                                 jurisdiction of      No. of          Commission File No.     registrant's principal
Exact name of registrant as      incorporation or     Shares          /I.R.S. Employer        executive offices
specified in its charter         organization         Outstanding     Identification No.

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
                                                                                                 (973) 628-3000


                                          PART I - FINANCIAL INFORMATION
                                           ITEM 1 - FINANCIAL STATEMENTS


                                     BUILDING MATERIALS CORPORATION OF AMERICA

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)


                                          SECOND QUARTER ENDED            SIX MONTHS ENDED
                                       --------------------------    --------------------------
                                         JULY 2,        JULY 3,        JULY 2,        JULY 3,
                                          2006           2005           2006           2005
                                       -----------    -----------    -----------    -----------

Net Sales ..........................   $   535,888    $   497,637    $ 1,040,863    $   976,435
                                       -----------    -----------    -----------    -----------
Costs and expenses, net:

  Cost of products sold ............       369,110        341,511        728,590        677,228
  Selling, general and
   administrative ..................       118,283        107,656        232,881        212,941
  Other (income) expense, net ......          (191)         2,163           (517)         3,162
                                       -----------    -----------    -----------    -----------
     Total costs and expenses, net .       487,202        451,330        960,954        893,331
                                       -----------    -----------    -----------    -----------
Income before interest expense and
 income taxes ......................        48,686         46,307         79,909         83,104
Interest expense ...................       (16,054)       (16,415)       (30,580)       (32,519)
                                       -----------    -----------    -----------    -----------
Income before income taxes .........        32,632         29,892         49,329         50,585
Income tax expense .................       (12,400)       (11,360)       (18,745)       (19,223)
                                       -----------    -----------    -----------    -----------
Net income .........................   $    20,232    $    18,532    $    30,584    $    31,362
                                       ===========    ===========    ===========    ===========













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     JULY 2,      DECEMBER 31,
ASSETS                                                                                2006           2005
Current Assets:                                                                    -----------    -----------
  Cash and cash equivalents ....................................................   $    11,988    $     6,882
  Accounts receivable, trade, less allowance
       of $2,121 and $2,310 in 2006 and 2005, respectively......................       355,371        269,964
  Accounts receivable, other ...................................................         4,968          6,480
  Tax receivable from parent corporation .......................................            --            804
  Inventories, net .............................................................       263,625        202,698
  Deferred income tax assets, net ..............................................        33,947         31,842
  Other current assets .........................................................        11,498         13,575
                                                                                   -----------    -----------
    Total Current Assets .......................................................       681,397        532,245
Property, plant and equipment, net .............................................       383,794        374,397
Goodwill, net of accumulated amortization
  of $16,370 in 2006 and 2005, respectively ....................................        67,145         67,134
Other noncurrent assets ........................................................        34,304         30,549
                                                                                   -----------    -----------
Total Assets ...................................................................   $ 1,166,640    $ 1,004,325
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .........................................   $   152,873    $    19,768
  Accounts payable .............................................................       108,771        124,921
  Payable to related parties ...................................................        19,271         12,087
  Loans payable to parent corporation ..........................................        52,840         52,840
  Accrued liabilities ..........................................................       122,177        115,985
  Reserve for product warranty claims ..........................................        14,900         14,900
                                                                                   -----------    -----------
  Total Current Liabilities ....................................................       470,832        340,501
                                                                                   -----------    -----------
Long-term debt less current maturities .........................................       532,024        533,467
                                                                                   -----------    -----------
Reserve for product warranty claims ............................................        19,040         16,302
                                                                                   -----------    -----------
Deferred income tax liabilities ................................................        50,229         49,416
                                                                                   -----------    -----------
Other liabilities ..............................................................        21,474         21,613
                                                                                   -----------    -----------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued ................................            --             --
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .....................................................             1              1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 shares issued and
    outstanding in 2006 and 2005 ...............................................            --             --
  Loans receivable from parent corporation .....................................       (55,932)       (55,840)
  Retained earnings ............................................................       134,382        104,275
  Accumulated other comprehensive loss .........................................        (5,410)        (5,410)
                                                                                   -----------    -----------
    Total Stockholders' Equity .................................................        73,041         43,026
                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $ 1,166,640    $ 1,004,325
                                                                                   ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                     ----------------------
                                                                       JULY 2,      JULY 3,
                                                                        2006         2005
                                                                     ---------    ---------
Cash and cash equivalents, beginning of period ...................   $   6,882    $ 129,482
                                                                     ---------    ---------
Cash provided by (used in) operating activities:
  Net income .....................................................      30,584       31,362
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation ...............................................      24,026       22,019
      Amortization ...............................................       1,355        1,174
      Deferred income taxes ......................................      (1,293)         571
      Noncash interest charges, net ..............................       2,619        2,850
  Increase in working capital items ..............................    (152,789)    (105,128)
  Increase (decrease) in long-term reserve for
   product warranty claims........................................       2,738         (874)
  Increase in other assets .......................................      (1,247)      (4,918)
  Increase (decrease) in other liabilities .......................        (118)       2,661
  Change in net receivable from/payable to related
    parties/parent corporations ..................................       7,988       (2,214)
  Other, net .....................................................         382          200
                                                                     ---------    ---------
Net cash used in operating activities ............................     (85,755)     (52,297)
                                                                     ---------    ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of a manufacturing facility
    in 2006 ......................................................     (33,729)     (22,877)
  Proceeds from sale of assets ...................................          --        4,717
                                                                     ---------    ---------
Net cash used in investing activities ............................     (33,729)     (18,160)
                                                                     ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving Credit Facility .........     472,000      127,000
  Purchase of industrial development revenue bond certificates
   issued by the Company..........................................      (6,325)          --
  Repayments of long-term debt ...................................    (340,516)    (128,374)
  Distribution to parent corporation .............................        (477)         (10)
  Loan to parent corporation .....................................         (92)         (68)
  Financing fees and expenses ....................................          --         (446)
                                                                     ---------    ---------
Net cash provided by (used in) financing activities ..............     124,590       (1,898)
                                                                     ---------    ---------
Net change in cash and cash equivalents ..........................       5,106      (72,355)
                                                                     ---------    ---------
Cash and cash equivalents, end of period .........................   $  11,988    $  57,127
                                                                     =========    =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $1,055 and $358
     in 2006 and 2005, respectively) .............................   $  25,678    $  28,150
   Income taxes (including federal income taxes paid pursuant to a tax sharing agreement of $13,801 and $21,953 in
     2006 and 2005, respectively) ................................      14,414       22,171




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 2, 2006, and the results of operations for the second quarter and six months ended July 2, 2006 and July 3, 2005 and cash flows for the six months ended July 2, 2006 and July 3, 2005, respectively. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006, (the "2005 Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs" ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing" ("ARB No. 43") and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads to be recognized as an expense in the period in which they are incurred. SFAS No. 151 became effective beginning January 1, 2006. The Company's adoption of the provisions of SFAS No. 151 did not have a material effect on its consolidated financial statements.

         In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," SFAS No. 123(R) "Share-Based Payments," ("SFAS No. 123(R)") which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that stock awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) was effective January 1, 2006. The Company's adoption of SFAS No. 123(R) did not have an impact on its consolidated financial statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS No. 153") which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for nonmonetary asset exchanges beginning January 1, 2006. The Company's adoption of the provisions of SFAS No. 153 did not have any effect on its consolidated financial statements as it did not have any nonmonetary asset exchanges.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements, and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimates and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 became effective for accounting changes and corrections of errors made beginning January 1, 2006. The Company's adoption of the provisions of SFAS No. 154 did not have any effect on the Company's consolidated financial statements as it did not have any accounting changes or correction of errors.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

NOTE 2.  INVENTORIES

         Inventories consisted of the following as of July 2, 2006 and December 31, 2005:

                                            JULY 2,    DECEMBER 31,
                                             2006         2005
                                           ---------    ---------
                                                 (THOUSANDS)

Finished goods .........................   $ 203,941    $ 149,049
Work-in process ........................      14,598       12,904
Raw materials and supplies .............      65,754       56,413
                                           ---------    ---------
Total ..................................     284,293      218,366
Less LIFO reserve ......................     (20,668)     (15,668)
                                           ---------    ---------
Inventories ............................   $ 263,625    $ 202,698
                                           =========    =========



NOTE 3.  ACQUISITION AND PROPERTY DISPOSITION

         On June 1, 2006, the Company acquired a manufacturing facility located in Gainesville, Texas. The purchase price was allocated to the fair value of the identifiable assets acquired, which consisted entirely of property, plant and equipment.

         In June 2005, the Company sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 4.  LONG-TERM DEBT

         As of July 2, 2006, the Company had total outstanding consolidated indebtedness of $737.7 million, of which $152.9 million matures prior to the end of the second quarter of 2007 including $150.0 million of borrowings outstanding under its $350.0 million Senior Secured Revolving Credit Facility ("the Senior Secured Revolving Credit Facility") and $52.8 million of demand loans to our parent corporation. The Company anticipates funding the aforementioned obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility, which matures in November 2006. Although no assurances can be provided, the Company intends to refinance the Senior Secured Revolving Credit Facility before its maturity date.

         As of July 2, 2006, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014 (collectively, the "Senior Notes"). As of July 2, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,154.1 million.

         On April 7, 2006 the Company amended its Senior Secured Revolving Credit Facility to permit the expiration date of certain of its letters of credit outstanding to occur after the November 2006 termination date of the Senior Secured Revolving Credit Facility. In connection therewith, the Company is required to deposit into a collateral account fourteen days prior to the termination date of the Senior Secured Revolving Credit Facility an amount equal to 103% of the Available Amount of all Letters of Credit, as defined in the Senior Secured Revolving Credit Facility, then outstanding.

         At July 2, 2006, the Company had outstanding letters of credit of approximately $50.7 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. During the six month period ended July 2, 2006, the Company paid $0.5 million as a distribution to its indirect parent corporation related to previously outstanding standby letters of credit.

         On January 3, 2006, the Company purchased $6.3 million of industrial revenue bond certificates issued by the Company in 1990 with respect to the Fontana, California Industrial Revenue Development Bond, resulting in BMCA becoming the primary holder of such bond.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 5.  WARRANTY CLAIMS

         The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain premium designer shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products.

         The reserve for product warranty claims consists of the following for the second quarter and six month periods ended July 2, 2006 and July 3, 2005:

                                   SECOND QUARTER ENDED      SIX MONTHS ENDED
                                   --------------------    --------------------
                                    JULY 2,     JULY 3,     JULY 2,     JULY 3,
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------
                                                   (THOUSANDS)

Beginning balance ................ $ 33,014    $ 31,851    $ 31,202    $ 32,113
Charged to cost of products sold..    6,758       6,021      13,499      11,910
Payments/deductions ..............   (5,832)     (6,633)    (10,761)    (12,784)
                                   --------    --------    --------    --------
Ending balance ................... $ 33,940    $ 31,239    $ 33,940    $ 31,239
                                   ========    ========    ========    ========


NOTE 6.  BENEFIT PLANS

         Defined Benefit Plans

         The Company provides a non-contributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

         The Company's net periodic pension cost for the Retirement Plan included the following components for the second quarter and six month periods ended July 2, 2006 and July 3, 2005:

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 6.  BENEFIT PLANS - (CONTINUED)



                                    SECOND QUARTER ENDED    SIX MONTHS ENDED
                                     ------------------    ------------------
                                     JULY 2,    JULY 3,    JULY 2,    JULY 3,
                                       2006       2005       2006       2005
                                     -------    -------    -------    -------
                                                   (THOUSANDS)

Service cost .....................   $   370    $   360    $   740    $   721
Interest cost ....................       523        520      1,046      1,039
Expected return on plan assets ...      (748)      (708)    (1,496)    (1,416)
Amortization of unrecognized prior
  service cost ...................        10          9         20         18
Amortization of net losses from
  earlier periods ................        86         77        172        154
                                     -------    -------    -------    -------
Net periodic pension cost ........   $   241    $   258    $   482    $   516
                                     =======    =======    =======    =======

         As of the quarter ended July 2, 2006, the Company does not expect to make any pension contribution to the Retirement Plan in 2006, which is consistent with its expectations at December 31, 2005.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 6.  BENEFIT PLANS - (CONTINUED)


         Postretirement Medical and Life Insurance

         The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan eliminating postretirement medical benefits affecting all current and future retirees.

         Net periodic postretirement (benefit) cost included the following components for the second quarter and six month periods ended July 2, 2006 and July 3, 2005:

                                    SECOND QUARTER ENDED    SIX MONTHS ENDED
                                     ------------------    ------------------
                                     JULY 2,    JULY 3,    JULY 2,    JULY 3,
                                       2006       2005       2006       2005
                                     -------    -------    -------    -------
                                                   (THOUSANDS)

Service cost .....................   $     3    $    34    $     6    $    69
Interest cost ....................        29         71         59        143
Amortization of unrecognized prior
  service cost ...................      (155)       (23)      (310)       (47)
Amortization of net gains from
  earlier periods ................       (61)       (61)      (122)      (123)
                                     -------    -------    -------    -------
Net periodic postretirement
  (benefit) cost .................   $  (184)   $    21    $  (367)   $    42
                                     =======    =======    =======    =======

         As of the quarter ended July 2, 2006, the Company expects to make aggregate benefit claim payments of approximately $0.2 million in 2006, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations at December 31, 2005.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 7.  2001 LONG-TERM INCENTIVE PLAN

         The incentive units under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $2.5 and $2.8 million for the second quarter ended July 2, 2006 and July 3, 2005, respectively, and $5.5 and $5.8 million for the six month period ended July 2, 2006 and July 3, 2005, respectively. At July 2, 2006 and July 3, 2005, the 2001 Long-Term Incentive Plan liability amounted to $29.4 and $23.9 million, respectively, and was included in accrued liabilities.

         The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:



                                          JULY 2,   DECEMBER 31,
                                           2006        2005
                                         --------    --------
Incentive Units outstanding, beginning
  of period ..........................    146,814     124,455
Granted ..............................      5,000      35,205
Exercised ............................     (8,071)     (9,464)
Forfeited ............................    (11,039)     (3,382)
                                         --------    --------
Incentive Units outstanding, end
  of period, .........................    132,704     146,814
                                         ========    ========



NOTE 8.  RELATED PARTY TRANSACTIONS

         The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of July 2, 2006 and July 3, 2005, BMCA Holdings Corporation owed the Company $55.9 and $55.8 million, including interest of $0.6 and $0.5 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest payable to BMCA Holdings Corporation. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.2 and $0.9 million during the second quarter ended July 2, 2006 and July 3, 2005, respectively, and $2.4 and $1.8 million during the six month period ended July 2, 2006 and July 3, 2005, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.2 and $0.9 million during the second quarter ended July 2, 2006 and July 3, 2005, respectively, and $2.3 and $1.8 million during the six month period ended July 2, 2006 and July 3, 2005, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 8.  RELATED PARTY TRANSACTIONS - (CONTINUED)

obligation to the other party and are subject to limitations as outlined in the Company's Senior Secured Revolving Credit Facility and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at July 2, 2006, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of July 2, 2006 and July 3, 2005. In addition, for the six month period ended July 2, 2006 and July 3, 2005, no loans were owed or other lending activities were entered into by the Company to other affiliates.

         The Company purchases all of its colored roofing granules and algae-resistant granules under a long-term requirements contract with a subsidiary of International Specialty Products Inc., an affiliate, (together with its subsidiaries "ISP"). The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the six month period ended July 2, 2006 and July 3, 2005 and the year ended December 31, 2005, the Company purchased $58.7, $54.7 and $108.3 million, respectively, of mineral products from ISP under this contract.

         During the six month period ended July 2, 2006 and July 3, 2005, the Company paid $13.8 and $22.0 million, respectively, in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

         In July 2006, the Company amended its management agreement with ISP, an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. Based on services provided to the Company in 2006 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2006, inclusive of the services provided to G-I Holdings, is approximately $6.0 million.

NOTE 9.  CONTINGENCIES

         Asbestos Litigation Against G-I Holdings

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 9.  CONTINGENCIES - (CONTINUED)

         Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. While the Company cannot predict whether, if the injunction is ever lifted, any additional Asbestos Claims will be asserted against it or its assets, or provide assurances with regard to the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to, and will not sustain liability in connection with, any Asbestos Claims.

         On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against BMCA seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that BMCA is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court. This matter is not expected to be heard by the District Court earlier than February 2007. It is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 9.  CONTINGENCIES - (CONTINUED)

         On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the court on October 26, 2004.


         On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking recovery from them based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the court's order (and June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company's bank and bond debt and the Company cross appealed. The District

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against the Company and the holders of the Company's bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion.

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


         For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 5, 13 and 18 to consolidated financial statements contained in the Company's 2005 Form 10-K.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 9.  CONTINGENCIES - (CONTINUED)

         For a further discussion with respect to the history of environmental matters, reference is made to Note 2 to consolidated financial statements contained in the Company's 2005 Form 10-K.

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


NOTE 9.  CONTINGENCIES - (CONTINUED)

         Other Contingencies

         In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.


NOTE 10.  GUARANTOR FINANCIAL INFORMATION

         At July 2, 2006, all of the Company's subsidiaries, each of which is wholly owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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

                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                         CONDENSED CONSOLIDATING STATEMENT OF INCOME
                              SECOND QUARTER ENDED JULY 2, 2006
                                         (THOUSANDS)
                                         (UNAUDITED)



                                         Parent       Guarantor
                                         Company     Subsidiaries    Eliminations   Consolidated
                                        ---------      ---------      ---------      ---------
Net sales ...........................   $ 503,243      $  32,645      $      --      $ 535,888
Intercompany net sales ..............         162        333,321       (333,483)            --
                                        ---------      ---------      ---------      ---------
    Total net sales .................     503,405        365,966       (333,483)       535,888
                                        ---------      ---------      ---------      ---------
Costs and expenses, net:
  Cost of products sold .............     379,094        323,499       (333,483)       369,110
  Selling, general and administrative      88,263         30,020             --        118,283
  Intercompany licensing (income)
    expense, net ....................      20,136        (20,136)            --             --
  Other income, net .................        (195)             4             --           (191)
  Transition service agreement
    (income) expense ................          25            (25)            --             --
                                        ---------      ---------      ---------      ---------
    Total costs and expenses, net ...     487,323        333,362       (333,483)       487,202
                                        ---------      ---------      ---------      ---------
Income before equity in earnings of
  subsidiaries, interest expense and
  income taxes ......................      16,082         32,604             --         48,686

Equity in earnings of subsidiaries ..      16,222             --        (16,222)            --
Interest expense ....................      (9,615)        (6,439)            --        (16,054)
                                        ---------      ---------      ---------      ---------
Income before income taxes ..........      22,689         26,165        (16,222)        32,632
Income tax expense ..................      (2,457)        (9,943)            --        (12,400)
                                        ---------      ---------      ---------      ---------
Net income ..........................   $  20,232      $  16,222      $ (16,222)     $  20,232
                                        =========      =========      =========      =========


                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                         CONDENSED CONSOLIDATING STATEMENT OF INCOME
                              SECOND QUARTER ENDED JULY 3, 2005
                                         (THOUSANDS)
                                         (UNAUDITED)


                                                        Parent       Guarantor
                                                       Company     Subsidiaries    Eliminations   Consolidated
                                                      ---------      ---------      ---------      ---------
Net sales .......................................     $ 464,997      $  32,640      $      --      $ 497,637
Intercompany net sales ..........................           863        295,197       (296,060)            --
                                                      ---------      ---------      ---------      ---------
  Total net sales ...............................       465,860        327,837       (296,060)       497,637
                                                      ---------      ---------      ---------      ---------

Cost and expenses, net:
  Costs of products sold ........................       349,201        288,370       (296,060)       341,511
  Selling, general and administrative ...........        81,450         26,206             --        107,656
  Intercompany licensing (income) expense, net ..        18,634        (18,634)            --             --
  Other (income) expense, net ...................         2,179            (16)            --          2,163
  Transition service agreement (income) expense .            25            (25)            --             --
                                                      ---------      ---------      ---------      ---------
  Total costs and expenses, net .................       451,489        295,901       (296,060)       451,330
                                                      ---------      ---------      ---------      ---------

Income before equity in earnings of subsidiaries,
 interest expense and income taxes ..............        14,371         31,936             --         46,307

Equity in earnings of subsidiaries ..............        17,068             --        (17,068)            --
Interest expense ................................       (12,008)        (4,407)            --        (16,415)
                                                      ---------      ---------      ---------      ---------

Income before income taxes ......................        19,431         27,529        (17,068)        29,892
Income tax expense ..............................          (899)       (10,461)            --        (11,360)
                                                      ---------      ---------      ---------      ---------
Net income ......................................     $  18,532      $  17,068      $ (17,068)     $  18,532
                                                      =========      =========      =========      =========


                          BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                     CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                            SIX MONTHS ENDED JULY 2, 2006
                                                     (THOUSANDS)
                                                     (UNAUDITED)

                                             Parent        Guarantor
                                            Company       Subsidiaries      Eliminations     Consolidated
                                          -----------      -----------      -----------      -----------
Net sales ...........................     $   984,855      $    56,008      $        --      $ 1,040,863
Intercompany net sales ..............             213          644,995         (645,208)              --
                                          -----------      -----------      -----------      -----------
    Total net sales .................         985,068          701,003         (645,208)       1,040,863
                                          -----------      -----------      -----------      -----------
Costs and expenses, net:
  Cost of products sold .............         751,901          621,897         (645,208)         728,590
  Selling, general and administrative         174,976           57,905               --          232,881
  Intercompany licensing (income)
    expense, net ....................          39,403          (39,403)              --               --
  Other (income) expense, net .......            (537)              20               --             (517)
  Transition service agreement
    (income) expense ................              50              (50)              --               --
                                          -----------      -----------      -----------      -----------
    Total costs and expenses, net ...         965,793          640,369         (645,208)         960,954
                                          -----------      -----------      -----------      -----------
Income before equity in earnings of
  subsidiaries, interest expense and
  income taxes ......................          19,275           60,634               --           79,909

Equity in earnings of subsidiaries ..          30,263               --          (30,263)              --
Interest expense ....................         (18,758)         (11,822)              --          (30,580)
                                          -----------      -----------      -----------      -----------
Income before income taxes ..........          30,780           48,812          (30,263)          49,329
Income tax expense ..................            (196)         (18,549)              --          (18,745)
                                          -----------      -----------      -----------      -----------
Net income ..........................     $    30,584      $    30,263      $   (30,263)     $    30,584
                                          ===========      ===========      ===========      ===========


                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                         CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                SIX MONTHS ENDED JULY 3, 2005
                                         (THOUSANDS)
                                         (UNAUDITED)


                                                        Parent       Guarantor
                                                       Company      Subsidiaries   Eliminations   Consolidated
                                                      ---------      ---------      ---------      ---------
Net sales .......................................     $ 918,292      $  58,143      $      --      $ 976,435
Intercompany net sales ..........................         1,724        620,529       (622,253)            --
                                                      ---------      ---------      ---------      ---------
  Total net sales ...............................       920,016        678,672       (622,253)       976,435
                                                      ---------      ---------      ---------      ---------

Cost and expenses, net:
  Costs of products sold ........................       700,679        598,802       (622,253)       677,228
  Selling, general and administrative ...........       161,000         51,941             --        212,941
  Intercompany licensing (income) expense, net ..        36,800        (36,800)            --             --
  Other (income) expense, net ...................         3,421           (259)            --          3,162
  Transition service agreement (income) expense .            50            (50)            --             --
                                                      ---------      ---------      ---------      ---------
  Total costs and expenses, net .................       901,950        613,634       (622,253)       893,331
                                                      ---------      ---------      ---------      ---------

Income before equity in earnings of subsidiaries,
 interest expense and income taxes ..............        18,066         65,038             --         83,104

Equity in earnings of subsidiaries ..............        35,421             --        (35,421)            --
Interest expense ................................       (24,611)        (7,908)            --        (32,519)
                                                      ---------      ---------      ---------      ---------
Income before income taxes ......................        28,876         57,130        (35,421)        50,585
Income tax (expense) benefit ....................         2,486        (21,709)            --        (19,223)
                                                      ---------      ---------      ---------      ---------
Net income ......................................     $  31,362      $  35,421      $ (35,421)     $  31,362
                                                      =========      =========      =========      =========


                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                            CONDENSED CONSOLIDATING BALANCE SHEET
                                        JULY 2, 2006
                                         (THOUSANDS)
                                         (UNAUDITED)


                                                     Parent        Guarantor
                                                     Company      Subsidiaries    Eliminations    Consolidated
                                                   ----------      ----------      ----------      ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..................     $       11      $   11,977      $       --      $   11,988
  Accounts receivable, trade, net ............        331,575          23,796              --         355,371
  Accounts receivable, other .................          3,876           1,092              --           4,968
  Inventories, net ...........................        190,788          72,837              --         263,625
  Deferred income tax assets, net ............         33,947              --              --          33,947
  Other current assets .......................          5,146           6,352              --          11,498
                                                   ----------      ----------      ----------      ----------
    Total Current Assets .....................        565,343         116,054              --         681,397

Investment in subsidiaries ...................        606,221              --        (606,221)             --
Intercompany loans including accrued
  interest ...................................        282,206        (282,206)             --              --
Due from/(to) subsidiaries, net ..............       (674,502)        674,502              --              --
Property, plant and equipment, net ...........         39,754         344,040              --         383,794
Goodwill, net ................................         40,080          27,065              --          67,145
Other noncurrent assets ......................          7,797          26,507              --          34,304
                                                   ----------      ----------      ----------      ----------
Total Assets .................................     $  866,899      $  905,962      $ (606,221)     $1,166,640
                                                   ==========      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .......     $  150,000      $    2,873      $       --      $  152,873
  Accounts payable ...........................         39,892          68,879              --         108,771
  Payable to related parties, net ............          6,246          13,025              --          19,271
  Loans payable to parent corporation ........         52,840              --              --          52,840
  Accrued liabilities ........................         34,505          87,672              --         122,177
  Reserve for product warranty claims ........         14,900              --              --          14,900
                                                   ----------      ----------      ----------      ----------
    Total Current Liabilities ................        298,383         172,449              --         470,832

Long-term debt less current maturities .......        405,521         126,503              --         532,024
Reserve for product warranty claims ..........         18,430             610              --          19,040
Deferred income tax liabilities ..............         50,229              --              --          50,229
Other liabilities ............................         21,295             179              --          21,474
                                                   ----------      ----------      ----------      ----------
Total Liabilities ............................        793,858         299,741              --       1,093,599

Total Stockholders' Equity ...................         73,041         606,221        (606,221)         73,041
                                                   ----------      ----------      ----------      ----------
Total Liabilities and Stockholders'
     Equity ..................................     $  866,899      $  905,962      $ (606,221)     $1,166,640
                                                   ==========      ==========      ==========      ==========


                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                              DECEMBER 31, 2005
                                                 (THOUSANDS)
                                                 (UNAUDITED)

                                                 Parent         Guarantor
                                                 Company      Subsidiaries    Eliminations    Consolidated
                                               ----------      ----------      ----------      ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..............     $        9      $    6,873      $       --      $    6,882
  Accounts receivable, trade, net ........        250,519          19,445              --         269,964
  Accounts receivable, other .............          5,054           1,426              --           6,480
  Tax receivable from parent corporation .            804              --              --             804
  Inventories, net .......................        140,136          62,562              --         202,698
  Deferred income tax assets, net ........         31,842              --              --          31,842
  Other current assets ...................          7,015           6,560              --          13,575
                                               ----------      ----------      ----------      ----------
    Total Current Assets .................        435,379          96,866              --         532,245

Investment in subsidiaries ...............        575,958              --        (575,958)             --
Intercompany loans including accrued
  interest ...............................        185,148        (185,148)             --              --
Due from (to) subsidiaries, net ..........       (569,763)        569,763              --              --
Property, plant and equipment, net .......         35,690         338,707              --         374,397
Goodwill, net ............................         40,080          27,054              --          67,134
Other noncurrent assets ..................          9,798          20,751              --          30,549
                                               ----------      ----------      ----------      ----------
Total Assets .............................     $  712,290      $  867,993      $ (575,958)     $1,004,325
                                               ==========      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...     $   17,000      $    2,768      $       --      $   19,768
  Accounts payable .......................         49,996          74,925              --         124,921
  Payable to related parties .............          6,885           5,202              --          12,087
  Loans payable to parent corporation ....         52,840              --              --          52,840
  Accrued liabilities ....................         35,631          80,354              --         115,985
  Reserve for product warranty claims ....         14,900              --              --          14,900
                                               ----------      ----------      ----------      ----------
    Total Current Liabilities ............        177,252         163,249              --         340,501

Long-term debt less current maturities ...        405,524         127,943              --         533,467
Reserve for product warranty claims ......         15,642             660              --          16,302
Deferred income tax liabilities ..........         49,416              --              --          49,416
Other liabilities ........................         21,430             183              --          21,613
                                               ----------      ----------      ----------      ----------
Total Liabilities ........................        669,264         292,035              --         961,299

Total Stockholders' Equity ...............         43,026         575,958        (575,958)         43,026
                                               ----------      ----------      ----------      ----------
Total Liabilities and Stockholders'
     Equity ..............................     $  712,290      $  867,993      $ (575,958)     $1,004,325
                                               ==========      ==========      ==========      ==========


                    BUILDING MATERIALS CORPORATION OF AMERICA

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED JULY 2, 2006
                                   (THOUSANDS)
                                   (UNAUDITED)



                                                               Parent         Guarantor
                                                               Company      Subsidiaries   Consolidated
                                                              ---------      ---------      ---------
Cash and cash equivalents, beginning of period ..........     $       9      $   6,873      $   6,882
                                                              ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income ............................................           321         30,263         30,584
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation ........................................         1,959         22,067         24,026
    Amortization ........................................            --          1,355          1,355
    Deferred income taxes ...............................        (1,293)            --         (1,293)
    Noncash interest charges, net .......................         1,955            664          2,619
  Increase in working capital items .....................      (139,975)       (12,814)      (152,789)
  Increase (decrease) in long-term reserve for
    product warranty claims .............................         2,788            (50)         2,738
  Increase (decrease) in other assets ...................            23         (1,270)        (1,247)
  Decrease in other liabilities .........................          (114)            (4)          (118)
  Change in net receivable from/payable to
    related parties/parent corporations .................         7,846            142          7,988
  Other, net ............................................           (12)           394            382
                                                              ---------      ---------      ---------
Net cash provided by (used in) operating activities .....      (126,502)        40,747        (85,755)
                                                              ---------      ---------      ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of a manufacturing
      facility ..........................................        (5,927)       (27,802)       (33,729)
                                                              ---------      ---------      ---------
Net cash used in investing activities ...................        (5,927)       (27,802)       (33,729)
                                                              ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving Credit
    Facility ............................................       472,000             --        472,000
  Purchase of industrial development revenue bond
      certificates issued by the Company ................            --         (6,325)        (6,325)
  Repayments of long-term debt ..........................      (339,000)        (1,516)      (340,516)
  Distribution to parent corporation ....................          (477)            --           (477)
  Loan to parent corporation ............................           (92)            --            (92)
                                                              ---------      ---------      ---------
Net cash provided by (used in) financing activities .....       132,431         (7,841)       124,590
                                                              ---------      ---------      ---------
Net change in cash and cash equivalents .................             2          5,104          5,106
                                                              ---------      ---------      ---------
Cash and cash equivalents, end of period ................     $      11      $  11,977      $  11,988
                                                              =========      =========      =========


                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED JULY 3, 2005
                                         (THOUSANDS)
                                         (UNAUDITED)



                                                          Parent        Guarantor
                                                          Company     Subsidiaries    Consolidated
                                                         ---------      ---------      ---------
Cash and cash equivalents, beginning of period .....     $      12      $ 129,470      $ 129,482
                                                         ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income (loss) ................................        (4,059)        35,421         31,362
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation ...................................         1,748         20,271         22,019
    Amortization ...................................            --          1,174          1,174
    Deferred income taxes ..........................           571             --            571
    Noncash interest charges, net ..................         2,195            655          2,850
  Increase in working capital items ................       (93,979)       (11,149)      (105,128)
  Increase (decrease) in long-term reserve for
      product warranty claims ......................        (1,055)           181           (874)
  Increase in other assets .........................        (4,608)          (310)        (4,918)
  Increase in other liabilities ....................         2,569             92          2,661
  Change in net receivable from/payable to
    related parties/parent corporations ............        94,419        (96,633)        (2,214)
  Other, net .......................................           (29)           229            200
                                                         ---------      ---------      ---------
Net cash used in operating activities ..............        (2,228)       (50,069)       (52,297)
                                                         ---------      ---------      ---------
Cash provided by (used in) investing activities:
  Capital expenditures .............................        (1,388)       (21,489)       (22,877)
  Proceeds from sale of assets .....................         4,132            585          4,717
                                                         ---------      ---------      ---------
Net cash provided by (used in) investing
    activities .....................................         2,744        (20,904)       (18,160)
                                                         ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Proceeds from the issuance of long-term debt .....       127,000             --        127,000
  Repayments of long-term debt .....................      (127,000)        (1,374)      (128,374)
  Distribution to parent corporation ...............           (10)            --            (10)
  Loan to parent corporation .......................           (68)            --            (68)
  Financing fees and expenses ......................          (446)            --           (446)
                                                         ---------      ---------      ---------
Net cash used in financing activities ..............          (524)        (1,374)        (1,898)
                                                         ---------      ---------      ---------
Net change in cash and cash equivalents ............            (8)       (72,347)       (72,355)
                                                         ---------      ---------      ---------
Cash and cash equivalents, end of period ...........     $       4      $  57,123      $  57,127
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

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our Critical Accounting Policies during the six month period ended July 2, 2006. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006, which we refer to as the 2005 Form 10-K.

RESULTS OF OPERATIONS

         Sales of roofing products are our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, and energy, and transportation and distribution costs.

         Second Quarter 2006 Compared With
         Second Quarter 2005

         We recorded net income in the second quarter of 2006 of $20.2 million compared with net income of $18.5 million in the second quarter of 2005. The increase in second quarter of 2006 net income was primarily attributable to higher income before interest expense and income taxes and slightly lower interest expense.

         Net sales for the second quarter of 2006 were $535.9 million, a 7.7% increase over second quarter of 2005 net sales of $497.6 million, with the increase due to higher net sales of both residential and commercial roofing products primarily resulting from higher average selling prices and higher unit volumes.

         Income before interest expense and income taxes in the second quarter of 2006 was $48.7 million compared with $46.3 million in the second quarter of 2005. Income before interest expense and income taxes in the second quarter of 2006 was positively affected by increased net sales of both residential and commercial roofing products primarily resulting from higher average selling prices and higher unit volumes and a decline in other expense, net which was mostly offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Interest expense for the second quarter of 2006 decreased slightly to $16.1 million from $16.4 million for the second quarter of 2005.

              BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the second quarter of 2006 increased to $512.5 million from $474.7 million for the second quarter of 2005, representing an increase of $37.8 million or 8.0%. The increase in net sales of roofing products was primarily attributable to higher average selling prices and higher unit volumes. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices and higher unit volumes. Net sales of specialty building products and accessories increased to $23.4 million for the second quarter of 2006 from $22.9 million for the second quarter of 2005.

Gross Margin. Our overall gross margin increased to $166.8 million or 31.1% for the second quarter of 2006 from $156.1 million or 31.4% for the second quarter of 2005. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes for the second quarter of 2006 increased to $48.7 million or 9.1% of net sales, compared to $46.3 million or 9.3% of net sales for the second quarter of 2005. Income before interest expense and income taxes in the second quarter of 2006 was positively affected by increased net sales of roofing products primarily resulting from higher average selling prices and higher unit volumes and a decline in other expense, net, which was mostly offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily due to higher sales volume and a rise in fuel prices.

         Six Months 2006 Compared With
         Six Months 2005

         We recorded net income in the first six months of 2006 of $30.6 million compared with net income of $31.4 million in the first six months of 2005. The decrease in the first six months of 2006 net income was primarily attributable to lower income before interest expense and income taxes, partially offset by lower interest expense.

         Net sales for the first six months of 2006 were $1,040.9 million, a 6.6% increase over the first six months of 2005 net sales of $976.4 million, with the increase primarily due to higher average selling prices of both residential and commercial roofing products.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Income before interest expense and income taxes for the first six months of 2006 was $79.9 million compared with $83.1 million for the first six months of 2005. Income before interest expense and income taxes for the first six months of 2006 was positively affected by increased net sales of both residential and commercial roofing products primarily resulting from higher average selling prices and a decline in other expense, net, which was more than offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

         Interest expense for the first six months of 2006 decreased to $30.6 million from $32.5 million for the first six months of 2005, primarily due to lower average borrowings.

              BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first six months of 2006 increased to $1,002.0 million from $937.0 million for the first six months of 2005, representing an increase of $65.0 million or 6.9%. The increase in net sales of roofing products was primarily attributable to higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices. Net sales of specialty building products and accessories decreased to $38.9 million for the first six months of 2006 from $39.4 million for the first six months of 2005.

Gross Margin. Our overall gross margin increased to $312.3 million or 30.0% for the first six months of 2006 from $299.2 million or 30.6% for the first six months of 2005. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes for the first six months of 2006 decreased to $79.9 million or 7.7% of net sales, compared to $83.1 million or 8.5% of net sales for the first six months of 2005. Income before interest expense and income taxes for the first six months of 2006 was positively affected by increased net sales of both residential and commerical roofing products primarily resulting from higher average selling prices and a decline in other expense, net, which was more than offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND FINANCIAL CONDITION

         Cash Flows and Cash Position

         Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $350.0 million Senior Secured Revolving Credit Facility due November 2006, which we refer to as our Senior Secured Revolving Credit Facility, to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

         Net cash outflow during the first six months of 2006 from operating and investing activities was $119.5 million, including the use of $85.8 million of cash from operations and the reinvestment of $33.7 million for capital programs and an acquisition of a manufacturing facility in Gainesville, Texas.

         Cash invested in additional working capital totaled $152.8 million during the first six months of 2006, reflecting an increase in total accounts receivable of $83.9 million, due to our increased operating performance and the seasonality of our business, a $60.9 million increase in inventories to meet our seasonal operating demands and a $10.0 million net decrease in accounts payable and accrued liabilities. The net cash used for operating activities also included an $8.0 million net increase in the payable to related parties/parent corporations, primarily attributable to a $3.8 million net increase in federal income taxes payable pursuant to our tax sharing agreement with our parent corporation and a $4.1 million increase in amounts due under our long-term granule supply agreement with an affiliated company.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Net cash provided by financing activities totaled $124.6 million during the first six months of 2006, including $472.0 million of proceeds from the issuance of current maturities of long-term debt related to 2006 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $340.5 million in aggregate repayments of long-term debt, of which $339.0 million related to 2006 year to date cumulative repayments under our Senior Secured Revolving Credit Facility and $1.3 million related to our Chester, South Carolina loan obligation. In addition, financing activities included the purchase of industrial development revenue bond certificates issued in 1990 by the Company with respect to the Fontana, California Industrial Development Revenue Bond, resulting in BMCA becoming the primary holder of such bond.

         Acquisition and Property Disposition

         On June 1, 2006, we acquired a manufacturing facility located in Gainesville, Texas. The purchase price was allocated to the fair value of the identifiable assets acquired, which consisted entirely of property, plant and equipment.

         In June 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

         Long-Term Debt

         As of July 2, 2006 we had total outstanding consolidated indebtedness of $737.7 million, of which $152.9 million matures prior to the end of the second quarter of 2007 including $150.0 million of borrowings outstanding under the Senior Secured Revolving Credit Facility and $52.8 million of demand loans to our parent corporation. We anticipate funding the aforementioned obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility, which matures in November 2006. Although no assurances can be provided, we intend to refinance the Senior Secured Revolving Credit Facility before its maturity date.

         As of July 2, 2006 the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes. As of July 2, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,154.1 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         On April 7, 2006 we amended our Senior Secured Revolving Credit Facility to permit the expiration date of certain of our letters of credit outstanding to occur after the November 2006 termination date of the Senior Secured Revolving Credit Facility. In connection therewith, we are required to deposit into a collateral account fourteen days prior to the termination date of the Senior Secured Revolving Credit Facility an amount equal to 103% of the Available Amount of all Letters of Credit, as defined in the Senior Secured Revolving Credit Facility, then outstanding.

         At July 2, 2006, we had outstanding letters of credit of approximately $50.7 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. During the six month period ended July 2, 2006, we paid $0.5 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

         On January 3, 2006, we purchased $6.3 million of industrial revenue bond certificates issued by us in 1990 with respect to the Fontana, California Industrial Revenue Development Bond, resulting in us becoming the primary holder of such bond.

         Intercompany Transactions

         We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of July 2, 2006 and July 3, 2005, BMCA Holdings Corporation owed us $55.9 and $55.8 million, including interest of $0.6 and $0.5 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest payable to BMCA Holdings Corporation. Interest income on our loans to BMCA Holdings Corporation amounted to $1.2 and $0.9 million during the second quarter ended July 2, 2006 and July 3, 2005, respectively, and $2.4 and $1.8 million during the six month period ended July 2, 2006 and July 3, 2005, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.2 and $0.9 million during the second quarter ended July 2, 2006 and July 3, 2005, respectively, and $2.3 and $1.8 million during the six month period ended July 2, 2006 and July 3, 2005, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, at July 2, 2006, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of July 2, 2006 and July 3, 2005. In addition, for the six month period ended July 2, 2006 and July 3, 2005, no loans were owed or other lending activities were entered into by us to other affiliates.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         During the six month period ended July 2, 2006 and July 3, 2005, we paid $13.8 and $22.0 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

         As a result of the foregoing factors, cash and cash equivalents increased by $5.1 million during the first six months of 2006 to $12.0 million.

         Contingencies

         See Note 9 to Consolidated Financial Statements for information regarding contingencies.

         Economic Outlook

         We do not believe that inflation has had a material effect on our results of operations during the first six months of 2006. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

         During the first six months of 2006, the cost of asphalt continued to be high relative to historical levels, which reflects in large part record high crude oil prices. Due to the strength of the Company's manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

         To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first six months of 2006. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

         Contractual Obligations

         We purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with a subsidiary of International Specialty Products Inc., an affiliate, which together with its subsidiaries, we collectively refer to as ISP. The amount of mineral products

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the six month period ended July 2, 2006 and July 3, 2005 and the year ended December 31, 2005, we purchased $58.7, $54.7 and $108.3 million, respectively, of mineral products from ISP under this contract.

         In July 2006 we amended our management agreement with ISP, an affiliate, which we refer to as the ISP Management Agreement to provide us with certain management services. Based on services provided to us in 2006 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2006, inclusive of the services provided to G-I Holdings, is approximately $6.0 million. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in our 2005 Form 10-K.

         New Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board, which we refer to as FASB issued Statement of Financial Accounting Standards, which we refer to as SFAS No. 151 "Inventory Costs," which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads to be recognized as an expense in the period in which they are incurred. SFAS No. 151 became effective beginning January 1, 2006. Our adoption of the provisions of SFAS No. 151 did not have a material effect on our consolidated financial statements.

         In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," SFAS No. 123(R) "Share-Based Payments," which we refer to as SFAS No. 123(R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that stock awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) was effective January 1, 2006. Our adoption of SFAS No. 123(R) did not have an impact on our consolidated financial statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for nonmonetary asset exchanges beginning January 1, 2006. Our adoption of the provisions of SFAS No. 153 did not have any effect on our consolidated financial statements as we did not have any nonmonetary asset exchanges.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements, and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimates and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 became effective for accounting changes and corrections of errors made beginning January 1, 2006. Our adoption of the provisions of SFAS No. 154 did not have any effect on our consolidated financial statements as we did not have any accounting changes or correction of errors.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are currently assessing the impact of FIN 48 on our consolidated financial statements.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of July 2, 2006 and we have no hedging arrangements as of July 2, 2006.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                         ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accummulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the second quarter of fiscal year 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         As of July 2, 2006, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 9 to consolidated financial statements in Part I.


ITEM 6. EXHIBITS

         Exhibit Number

         10.1 Amendment No. 8 to the Amended and Restated Management Agreement, dated as of January 1, 2006, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Minerals Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc.

         31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

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


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  August 16, 2006               BY:  /s/John F. Rebele
       -----------------                  ----------------------

                                          John F. Rebele
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)


DATE:  August 16, 2006               BY:  /s/James T. Esposito
       -----------------                  ---------------------
                                          James T. Esposito
                                          Vice President and Controller
                                          (Chief Accounting Officer)