Form 10-Q
period 2006-10-01
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2006-11-15
CIK 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended OCTOBER 1, 2006

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

As of November 15, 2006, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of November 15, 2006, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of November 15, 2006, no shares of the registrant or the additional registrant were held by non-affiliates.

                             ADDITIONAL REGISTRANTS

                                                                               Address, including zip
Exact name of            State or other                    Commission File     code and telephone number,
registrant as            jurisdiction of    No. of         No./I.R.S.          including area code, of
specified in its         incorporation or   Shares         Employer            registrant's principal
charter                  organization       Outstanding    Identification No.  executive offices
-------                  ------------       -----------    ------------------  -----------------
Building Materials         Delaware               10          333-69749-01/      1361 Alps Road
Manufacturing Corporation                                     22-3626208         Wayne, NJ 07470
                                                                                (973) 628-3000


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                                   BUILDING MATERIALS CORPORATION OF AMERICA

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)


                                         THIRD QUARTER ENDED           NINE MONTHS ENDED
                                         -------------------           -----------------
                                        OCT. 1,        OCT. 2,        OCT. 1,        OCT. 2,
                                         2006           2005           2006           2005
                                     -----------    -----------    -----------    -----------
Net Sales ........................   $   530,349    $   496,325    $ 1,571,213    $ 1,472,760
                                     -----------    -----------    -----------    -----------
Costs and expenses, net:

  Cost of products sold ..........       372,250        342,252      1,100,842      1,019,480
  Selling, general and
   administrative ................       114,682        104,560        347,562        317,500
  Other (income) expense, net ....           132            604           (386)         3,767
                                     -----------    -----------    -----------    -----------
   Total costs and expenses, net .       487,064        447,416      1,448,018      1,340,747
                                     -----------    -----------    -----------    -----------
Income before interest expense and
income taxes .....................        43,285         48,909        123,195        132,013
Interest expense .................       (15,771)       (14,989)       (46,352)       (47,508)
                                     -----------    -----------    -----------    -----------
Income before income taxes .......        27,514         33,920         76,843         84,505
Income tax expense ...............       (10,455)       (12,889)       (29,200)       (32,112)
                                     -----------    -----------    -----------    -----------
Net income .......................   $    17,059    $    21,031    $    47,643    $    52,393
                                     ===========    ===========    ===========    ===========









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                   BUILDING MATERIALS CORPORATION OF AMERICA

                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                    OCTOBER 1,    DECEMBER 31,
ASSETS                                                                                2006           2005
Current Assets:                                                                    -----------    -----------
  Cash and cash equivalents ....................................................   $     6,126    $     6,882
  Accounts receivable, trade, less allowance
     of $2,250 and $2,310 in 2006 and 2005, respectively........................       340,398        269,964
  Accounts receivable, other ...................................................         4,980          6,480
  Tax receivable from parent corporation .......................................            --            804
  Inventories, net .............................................................       279,061        202,698
  Deferred income tax assets, net ..............................................        30,946         31,842
  Other current assets .........................................................        13,927         13,575
                                                                                   -----------    -----------
    Total Current Assets .......................................................       675,438        532,245
Property, plant and equipment, net .............................................       392,090        374,397
Goodwill, net of accumulated amortization
  of $16,370 in 2006 and 2005, respectively ....................................        67,145         67,134
Other noncurrent assets ........................................................        34,175         30,549
                                                                                   -----------    -----------
Total Assets ...................................................................   $ 1,168,848    $ 1,004,325
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .........................................   $     2,925    $    19,768
  Accounts payable .............................................................        95,716        124,921
  Payable to related parties ...................................................        14,353         12,087
  Loans payable to parent corporation ..........................................        52,840         52,840
  Accrued liabilities ..........................................................       111,277        115,985
  Reserve for product warranty claims ..........................................        14,900         14,900
                                                                                   -----------    -----------
  Total Current Liabilities ....................................................       292,011        340,501
                                                                                   -----------    -----------
Long-term debt less current maturities .........................................       699,319        533,467
                                                                                   -----------    -----------
Reserve for product warranty claims ............................................        19,948         16,302
                                                                                   -----------    -----------
Deferred income tax liabilities ................................................        46,098         49,416
                                                                                   -----------    -----------
Other liabilities ..............................................................        21,466         21,613
                                                                                   -----------    -----------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued ................................            --             --
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .....................................................             1              1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 shares issued and
    outstanding in 2006 and 2005 ...............................................            --             --
  Loans receivable from parent corporation .....................................       (55,981)       (55,840)
  Retained earnings ............................................................       151,396        104,275
  Accumulated other comprehensive loss .........................................        (5,410)        (5,410)
                                                                                   -----------    -----------
    Total Stockholders' Equity .................................................        90,006         43,026
                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $ 1,168,848    $ 1,004,325
                                                                                   ===========    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                           ----------------------
                                                             OCT. 1,      OCT. 2,
                                                              2006         2005
                                                           ---------    ---------
Cash and cash equivalents, beginning of period .........   $   6,882    $ 129,482
                                                           ---------    ---------

Cash provided by (used in) operating activities:
  Net income ...........................................      47,643       52,393
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation .....................................      36,582       33,354
      Amortization .....................................       2,161        1,875
      Deferred income taxes ............................      (2,422)      17,867
      Noncash interest charges, net ....................       3,926        4,182
  Increase in working capital items ....................    (179,648)    (127,014)
  Increase (decrease) in long-term reserve for product
   warranty claims .....................................       3,646         (676)
  Increase in other assets .............................      (1,164)      (7,924)
  Increase (decrease) in other liabilities .............        (116)       3,141
  Change in net receivable from/payable to related
    parties/parent corporations ........................       3,070       (9,697)
  Other, net ...........................................         629          225
                                                           ---------    ---------
Net cash used in operating activities ..................     (85,693)     (32,274)
                                                           ---------    ---------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of manufacturing
    facility ...........................................     (54,830)     (34,606)
  Proceeds from sale of assets .........................          --        4,717
                                                           ---------    ---------
Net cash used in investing activities ..................     (54,830)     (29,889)
                                                           ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving Credit
    Facility ...........................................     684,000      382,000
  Purchase of industrial development revenue bond
    certificates issued by the Company .................      (6,325)          --
  Repayments of long-term debt .........................    (535,256)    (439,009)
  Distributions to parent corporation ..................        (521)         (40)
  Loan to parent corporation ...........................        (141)        (107)
  Financing fees and expenses ..........................      (1,990)        (620)
                                                           ---------    ---------
Net cash provided by (used in) financing activities ....     139,767      (57,776)
                                                           ---------    ---------
Net change in cash and cash equivalents ................        (756)    (119,939)
                                                           ---------    ---------
Cash and cash equivalents, end of period ...............   $   6,126    $   9,543
                                                           =========    =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized of $1,801 and
      $678 in 2006 and 2005, respectively) .............   $  45,822    $  47,842
    Income taxes (including federal income taxes paid
      pursuant to a tax sharing agreement of $24,101 and
      $21,953 in 2006 and 2005, respectively) ..........      25,029       22,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 1, 2006, and the results of operations for the third quarter and nine months ended October 1, 2006 and October 2, 2005 and cash flows for the nine months ended October 1, 2006 and October 2, 2005, respectively. All adjustments are of a normal recurring nature. Net sales of roofing products and specialty business products and accessories are generally seasonal in nature. Accordingly, results of operations and liquidity in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006, (the "2005 Form 10-K").

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements, and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimates and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 became effective for accounting changes and corrections of errors made beginning January 1, 2006. The Company's adoption of the provisions of SFAS No. 154 did not have any effect on the Company's consolidated financial statements as it did not have any accounting changes or corrections of errors.

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

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008 and therefore, has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158") which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 will be measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 will not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statements 87 and 106 will now be recognized as a component of accumulated other comprehensive income, net of all applicable taxes. SFAS No. 158 will also require a fiscal-year end measurement date of plan assets and benefit obligations, eliminating the use of an earlier measurement date, however this aspect will not become effective until fiscal years ending after December 15, 2008. All other aspects of SFAS No. 158 are effective as of December 31, 2006. The Company will adopt SFAS No. 158 during its fiscal year ending December 31, 2006 and is currently assessing the impact SFAS No. 158 will have on its consolidated financial statements.

      In September 2006, the FASB issued FASB Staff Position ("FSP") AUG AIR-1 "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1") which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FSP AUG AIR-1 beginning in the first quarter of 2007 and does not expect FSP AUG AIR-1 to have a material effect on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB No. 108") which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB
No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company will adopt the provisions of SAB No. 108 during its fourth quarter ending December 2006 and is currently assessing the impact of SAB No. 108 on its consolidated financial statements.

NOTE 2.  INVENTORIES

      Inventories consisted of the following as of October 1, 2006 and December 31, 2005:

                                                   OCTOBER 1,      DECEMBER 31,
                                                      2006             2005
                                                  ------------     -----------
                                                           (THOUSANDS)

      Finished goods............................    $ 218,408       $ 149,049
      Work-in process...........................       17,103          12,904
      Raw materials and supplies................       66,018          56,413
                                                     --------        --------
      Total.....................................      301,529         218,366
      Less LIFO reserve.........................      (22,468)        (15,668)
                                                     --------        --------
      Inventories...............................    $ 279,061       $ 202,698
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

NOTE 4.  LONG-TERM DEBT

      On September 28, 2006, the Company entered into an Amended and Restated $450 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility"), replacing its $350 million Senior Secured Revolving Credit Facility, which would have expired in November 2006. The Senior Secured Revolving Credit Facility has a final maturity date of September 28, 2011 and is secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries and is guaranteed by all of the Company's current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment, as defined therein, and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined therein. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $450 million commitment, subject to certain conditions as defined. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the Company with the ability to increase the size of the facility by up to $200 million, depending on the ability to obtain commitments from lenders and meet specified conditions, as defined.

      Under the terms of the Senior Secured Revolving Credit Facility, the Company is subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold, as defined. In addition, the Company is also required to comply with other covenants, which are subject to certain limitations as defined, including, but not limited to, the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company's parent corporations and on incurring liens, sales of assets, and restrictions on investments and other payments.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  LONG-TERM DEBT - (CONTINUED)

      In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness.

      As of October 1, 2006, the Company had total outstanding consolidated indebtedness of $755.1 million, of which $2.9 million matures prior to the end of the third quarter of 2007, $168.0 million of borrowings outstanding under its Senior Secured Revolving Credit Facility and $52.8 million of demand loans to our parent corporation. The Company anticipates funding the aforementioned obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

      As of October 1, 2006, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014 (collectively, the "Senior Notes"). As of October 1, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,157.0 million.

      At October 1, 2006, the Company had outstanding letters of credit of approximately $47.4 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. During the nine month period ended October 1, 2006, the Company paid $0.5 million as a distribution to its indirect parent corporation related to previously outstanding standby letters of credit.

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

      The reserve for product warranty claims consists of the following for the third quarter and nine month periods ended October 1, 2006 and October 2, 2005:

                                   THIRD QUARTER ENDED      NINE MONTHS ENDED
                                   --------------------    --------------------
                                    OCT. 1,     OCT. 2,     OCT. 1,     OCT. 2,
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------
                                                   (THOUSANDS)

Beginning balance ................ $ 33,940    $ 31,239    $ 31,202    $ 32,113
Charged to cost of products
 sold.............................    6,639       6,675      20,138      18,585
Payments/deductions ..............   (5,731)     (6,477)    (16,492)    (19,261)
                                   --------    --------    --------    --------
Ending balance ................... $ 34,848    $ 31,437    $ 34,848    $ 31,437
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

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 6.  BENEFIT PLANS - (CONTINUED)

      The Company's net periodic pension cost for the Retirement Plan included the following components for the third quarter and nine month periods ended October 1, 2006 and October 2, 2005:


                                    THIRD QUARTER ENDED     NINE MONTHS ENDED
                                     ------------------    ------------------
                                     OCT. 1,    OCT. 2,    OCT. 1,    OCT. 2,
                                      2006       2005       2006       2005
                                     -------    -------    -------    -------
                                                    (THOUSANDS)

Service cost .....................   $   370    $   361    $ 1,110    $ 1,082
Interest cost ....................       523        519      1,568      1,558
Expected return on plan assets ...      (748)      (708)    (2,244)    (2,124)
Amortization of unrecognized prior
  service cost ...................        10          9         29         27
Amortization of net losses from
  earlier periods ................        86         77        258        231
                                     -------    -------    -------    -------
Net periodic pension cost ........   $   241    $   258    $   721    $   774
                                     =======    =======    =======    =======

      As of the quarter ended October 1, 2006, the Company does not expect to make any pension contribution to the Retirement Plan in 2006, which is consistent with its expectations at December 31, 2005.

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

      Net periodic postretirement (benefit) cost included the following components for the third quarter and nine month periods ended October 1, 2006 and October 2, 2005:

                                   THIRD QUARTER ENDED     NINE MONTHS ENDED
                                    ------------------    ------------------
                                    OCT. 1,    OCT. 2,    OCT. 1,    OCT. 2,
                                      2006       2005       2006       2005
                                     -----      -----      -----      -----
                                                   (THOUSANDS)

Service cost .....................   $   3      $  35      $  10      $ 104
Interest cost ....................      30         72         89        215
Amortization of unrecognized prior
  service cost ...................    (155)       (24)      (464)       (71)
Amortization of net gains from
  earlier periods ................     (61)       (62)      (183)      (185)
                                     -----      -----      -----      -----
Net periodic postretirement
  (benefit) cost .................   $(183)     $  21      $(548)     $  63
                                     =====      =====      =====      =====

      As of the quarter ended October 1, 2006, the Company expects to make aggregate benefit claim payments of approximately $0.2 million in 2006, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations at December 31, 2005.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 7.  2001 LONG-TERM INCENTIVE PLAN

      The incentive units under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation (income) expense for the Company's incentive units was $(0.9) and $2.6 million for the third quarters ended October 1, 2006 and October 2, 2005, respectively, and $4.7 and $8.4 million for the nine month periods ended October 1, 2006 and October 2, 2005, respectively. At October 1, 2006 and October 2, 2005, the 2001 Long-Term Incentive Plan liability amounted to $27.1 and $24.8 million, respectively, and was included in accrued liabilities.

      The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:



                                            OCTOBER 1,      DECEMBER 31,
                                               2006            2005
                                             --------        --------
Incentive Units outstanding, beginning
  of period ..........................        146,814         124,455
Granted ..............................          6,200          35,205
Exercised ............................        (13,561)         (9,464)
Forfeited ............................        (12,714)         (3,382)
                                             --------        --------
Incentive Units outstanding, end
  of period, .........................        126,739         146,814
                                             ========        ========


NOTE 8.  RELATED PARTY TRANSACTIONS

      The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of October 1, 2006 and October 2, 2005, BMCA Holdings Corporation owed the Company $56.0 and $55.8 million, including interest of $0.7 and $0.5 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest payable to BMCA Holdings Corporation. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.3 and $1.1 million during the third quarters ended October 1, 2006 and October 2, 2005, respectively, and $3.7 and $2.9 million during the nine month periods ended October 1, 2006 and October 2, 2005, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.2 and $1.0 million during the third quarters ended October 1, 2006 and October 2, 2005, respectively, and $3.5 and $2.8 million during the nine month periods ended October 1, 2006 and October 2, 2005, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 8.  RELATED PARTY TRANSACTIONS - (CONTINUED)

right of offset of its related obligation to the other party and are subject to limitations as outlined in the Company's Senior Secured Revolving Credit Facility and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at October 1, 2006, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of October 1, 2006 and October 2, 2005. In addition, for the nine month periods ended October 1, 2006 and October 2, 2005, no loans were owed or other lending activities were entered into by the Company to other affiliates.

      The Company purchases all of its colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc. ("Minerals") an affiliate of BMCA and International Specialty Products Inc., also an affiliate of BMCA, (together with its subsidiaries "ISP"). The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the nine month period ended October 1, 2006 and October 2, 2005 and the year ended December 31, 2005, the Company purchased $84.9, $81.6 and $108.3 million, respectively, of mineral products from Minerals under this contract.

      During the nine month periods ended October 1, 2006 and October 2, 2005, the Company paid $24.1 and $22.0 million, respectively, in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

      Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001. The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company.

      On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against BMCA seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that BMCA is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. In terms of scheduling, the District Court judge presiding over this matter has not set a trial date. The Company believes that it will prevail on its claim for a declaratory judgment. However, it is not possible to predict the outcome of this litigation or, if it does not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

      Actions Relating to G-I Holdings' Bankruptcy

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

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

      On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking recovery from them based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the court's order (and June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company's bank and bond debt and the Company cross appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against the Company and the holders of the Company's bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion.

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

      Tax Claim Against G-I Holdings

      On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitations purposes and denying G-I summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). On September 22, 2006, G-I Holdings moved for reconsideration of that portion of the District Court's decision granting the government summary judgment on the "adequate disclosure" issue. That motion is still pending.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

      G-I Holdings has advised the Company that it believes that it will prevail in this tax matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. However, if the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

      Other Contingencies

      In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

NOTE 10.  SUBSEQUENT EVENT

      On November 13, 2006, the Company filed a Form 8-K disclosing its intent in pursuing a business combination with ElkCorp. On November 6, 2006, a Schedule 13D was jointly filed by the Company and certain affiliates, disclosing the Company's indirect beneficial ownership of 10.36% of the common stock of ElkCorp as of November 1, 2006. In addition, by virtue of a letter dated August 28, 2006 from an affiliate to the Company, BMCA may be deemed to have beneficial ownership of such shares for purposes of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended.

NOTE 11.  GUARANTOR FINANCIAL INFORMATION

      At October 1, 2006, all of the Company's subsidiaries, each of which is wholly owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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



                             CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 THIRD QUARTER ENDED OCTOBER 1, 2006
                                             (THOUSANDS)
                                             (UNAUDITED)

                                               Parent   Guarantor
                                              Company  Subsidiaries  Eliminations  Consolidated
                                             ---------    ---------    ---------    ---------
Net sales ................................   $ 498,765    $  31,584    $      --    $ 530,349
Intercompany net sales ...................         103      330,191     (330,294)          --
                                             ---------    ---------    ---------    ---------
  Total net sales ........................     498,868      361,775     (330,294)     530,349
                                             ---------    ---------    ---------    ---------

Costs and expenses, net:
  Cost of products sold ..................     376,916      325,628     (330,294)     372,250
  Selling, general and administrative ....      86,495       28,187           --      114,682
  Intercompany licensing (income) expense,
   net ...................................      19,955      (19,955)          --           --
  Other expense, net .....................         120           12           --          132
  Transition service agreement (income)
   expense ...............................          25          (25)          --           --
                                             ---------    ---------    ---------    ---------

  Total costs and expenses, net ..........     483,511      333,847     (330,294)     487,064
                                             ---------    ---------    ---------    ---------

Income before equity in earnings of
 subsidiaries, interest expense and income
 taxes ...................................      15,357       27,928           --       43,285

Equity in earnings of subsidiaries .......      12,858           --      (12,858)          --
Interest expense .........................      (8,581)      (7,190)          --      (15,771)
                                             ---------    ---------    ---------    ---------

Income before income taxes ...............      19,634       20,738      (12,858)      27,514
Income tax expense .......................      (2,575)      (7,880)          --      (10,455)
                                             ---------    ---------    ---------    ---------

Net income ...............................   $  17,059    $  12,858    $ (12,858)   $  17,059
                                             =========    =========    =========    =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                             CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 THIRD QUARTER ENDED OCTOBER 2, 2005
                                             (THOUSANDS)
                                             (UNAUDITED)

                                               Parent    Guarantor
                                              Company   Subsidiaries Eliminations  Consolidated
                                             ---------    ---------    ---------    ---------
Net sales ................................   $ 462,738    $  33,587    $      --    $ 496,325
Intercompany net sales ...................         361      296,923     (297,284)          --
                                             ---------    ---------    ---------    ---------
  Total net sales ........................     463,099      330,510     (297,284)     496,325
                                             ---------    ---------    ---------    ---------

Costs and expenses, net:
  Cost of products sold ..................     347,183      292,353     (297,284)     342,252
  Selling, general and administrative ....      78,246       26,314           --      104,560
  Intercompany licensing (income) expense,
    net ..................................      18,524      (18,524)          --           --
  Other (income) expense, net ............         620          (16)          --          604
  Transition service agreement (income)
    expense ..............................          25          (25)          --           --
                                             ---------    ---------    ---------    ---------
  Total costs and expenses, net ..........     444,598      300,102     (297,284)     447,416
                                             ---------    ---------    ---------    ---------

Income before equity in earnings of
subsidiaries, interest expense and
income taxes .............................      18,501       30,408           --       48,909


Equity in earnings of subsidiaries .......      15,981           --      (15,981)          --
Interest expense .........................     (10,357)      (4,632)          --      (14,989)
                                             ---------    ---------    ---------    ---------

Income before income taxes ...............      24,125       25,776      (15,981)      33,920
Income tax expense .......................      (3,094)      (9,795)          --      (12,889)
                                             ---------    ---------    ---------    ---------
Net income ...............................   $  21,031    $  15,981    $ (15,981)   $  21,031
                                             =========    =========    =========    =========


                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                         NINE MONTHS ENDED OCTOBER 1, 2006
                                                    (THOUSANDS)
                                                    (UNAUDITED)

                                                       Parent      Guarantor
                                                      Company     Subsidiaries    Eliminations   Consolidated
                                                    -----------    -----------    -----------    -----------
Net sales .......................................   $ 1,483,621    $    87,592    $        --    $ 1,571,213
Intercompany net sales ..........................           315        975,186       (975,501)            --
                                                    -----------    -----------    -----------    -----------
  Total net sales ...............................     1,483,936      1,062,778       (975,501)     1,571,213
                                                    -----------    -----------    -----------    -----------

Costs and expenses, net:
  Cost of products sold .........................     1,128,818        947,525       (975,501)     1,100,842
  Selling, general and administrative ...........       261,470         86,092             --        347,562
  Intercompany licensing (income) expense, net ..        59,357        (59,357)            --             --
  Other (income) expense, net ...................          (418)            32             --           (386)
  Transition service agreement (income) expense .            75            (75)            --             --
                                                    -----------    -----------    -----------    -----------
  Total costs and expenses, net .................     1,449,302        974,217       (975,501)     1,448,018
                                                    -----------    -----------    -----------    -----------

Income before equity in earnings of subsidiaries,
interest expense and income taxes ...............        34,634         88,561             --        123,195

Equity in earnings of subsidiaries ..............        43,121             --        (43,121)            --
Interest expense ................................       (27,341)       (19,011)            --        (46,352)
                                                    -----------    -----------    -----------    -----------
Income before income taxes ......................        50,414         69,550        (43,121)        76,843
Income tax expense ..............................        (2,771)       (26,429)            --        (29,200)
                                                    -----------    -----------    -----------    -----------
Net income ......................................   $    47,643    $    43,121    $   (43,121)   $    47,643
                                                    ===========    ===========    ===========    ===========



                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                         NINE MONTHS ENDED OCTOBER 2, 2005
                                                    (THOUSANDS)
                                                    (UNAUDITED)

                                                      Parent        Guarantor
                                                      Company     Subsidiaries    Eliminations   Consolidated
                                                    -----------    -----------    -----------    -----------
Net sales .......................................   $ 1,381,031    $    91,729    $        --    $ 1,472,760
Intercompany net sales ..........................         2,084        917,453       (919,537)            --
                                                    -----------    -----------    -----------    -----------
  Total net sales ...............................     1,383,115      1,009,182       (919,537)     1,472,760
                                                    -----------    -----------    -----------    -----------

Costs and expenses, net:
  Cost of products sold .........................     1,047,862        891,155       (919,537)     1,019,480
  Selling, general and administrative ...........       239,245         78,255             --        317,500
  Intercompany licensing (income) expense, net ..        55,324        (55,324)            --             --
  Other (income) expense, net ...................         4,041           (274)            --          3,767
  Transition service agreement (income) expense .            75            (75)            --             --
                                                    -----------    -----------    -----------    -----------
  Total costs and expenses, net .................     1,346,547        913,737       (919,537)     1,340,747
                                                    -----------    -----------    -----------    -----------

Income before equity in earnings of subsidiaries,
interest expense and income taxes ...............        36,568         95,445             --        132,013

Equity in earnings of subsidiaries ..............        51,402             --        (51,402)            --
Interest expense ................................       (34,968)       (12,540)            --        (47,508)
                                                    -----------    -----------    -----------    -----------
Income before income taxes ......................        53,002         82,905        (51,402)        84,505
Income tax expense ..............................          (609)       (31,503)            --        (32,112)
                                                    -----------    -----------    -----------    -----------
Net income ......................................   $    52,393    $    51,402    $   (51,402)   $    52,393
                                                    ===========    ===========    ===========    ===========


                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                               OCTOBER 1, 2006
                                                 (THOUSANDS)
                                                 (UNAUDITED)

                                             Parent      Guarantor
                                             Company    Subsidiaries  Eliminations  Consolidated
                                           ----------    ----------    ----------    ----------
ASSETS
Current Assets:
  Cash and cash equivalents .............  $       12    $    6,114    $       --    $    6,126
  Accounts receivable, trade, net .......     317,855        22,543            --       340,398
  Accounts receivable, other ............       4,176           804            --         4,980
  Inventories, net ......................     203,829        75,232            --       279,061
  Deferred income tax assets, net .......      30,946          --              --        30,946
  Other current assets ..................       4,622         9,305            --        13,927
                                           ----------    ----------    ----------    ----------
    Total Current Assets ................     561,440       113,998            --       675,438

Investment in subsidiaries ..............     619,079            --      (619,079)           --
Intercompany loans including accrued
  interest ..............................     334,807      (334,807)           --            --
Due from/(to) subsidiaries, net .........    (719,645)      719,645            --            --
Property, plant and equipment, net ......      40,404       351,686            --       392,090
Goodwill, net ...........................      40,080        27,065            --        67,145
Other noncurrent assets .................       8,781        25,394            --        34,175
                                           ----------    ----------    ----------    ----------
Total Assets ............................  $  884,946    $  902,981    $ (619,079)   $1,168,848
                                           ==========    ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ..  $       --    $    2,925    $       --    $    2,925
  Accounts payable ......................      36,252        59,464            --        95,716
  Payable to related parties, net .......       5,941         8,412            --        14,353
  Loans payable to parent corporation ...      52,840            --            --        52,840
  Accrued liabilities ...................      24,868        86,409            --       111,277
  Reserve for product warranty claims ...      14,900            --            --        14,900
                                           ----------    ----------    ----------    ----------
    Total Current Liabilities ...........     134,801       157,210            --       292,011

Long-term debt less current maturities...     573,520       125,799            --       699,319
Reserve for product warranty claims .....      19,234           714            --        19,948
Deferred income tax liabilities .........      46,098            --            --        46,098
Other liabilities .......................      21,287           179            --        21,466
                                           ----------    ----------    ----------    ----------
Total Liabilities .......................     794,940       283,902            --     1,078,842

Total Stockholders' Equity ..............      90,006       619,079      (619,079)       90,006
                                           ----------    ----------    ----------    ----------
Total Liabilities and Stockholders'
     Equity .............................  $  884,946    $  902,981    $ (619,079)   $1,168,848
                                           ==========    ==========    ==========    ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                  CONDENSED CONSOLIDATING BALANCE SHEET
                                            DECEMBER 31, 2005
                                               (THOUSANDS)
                                               (UNAUDITED)

                                               Parent      Guarantor
                                               Company    Subsidiaries  Eliminations  Consolidated
                                             ----------    ----------    ----------    ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..............   $        9    $    6,873    $       --    $    6,882
  Accounts receivable, trade, net ........      250,519        19,445            --       269,964
  Accounts receivable, other .............        5,054         1,426            --         6,480
  Tax receivable from parent corporation .          804          --              --           804
  Inventories, net .......................      140,136        62,562            --       202,698
  Deferred income tax assets, net ........       31,842          --              --        31,842
  Other current assets ...................        7,015         6,560            --        13,575
                                             ----------    ----------    ----------    ----------
    Total Current Assets .................      435,379        96,866            --       532,245

Investment in subsidiaries ...............      575,958            --      (575,958)           --
Intercompany loans including accrued
  interest ...............................      185,148      (185,148)           --            --
Due from (to) subsidiaries, net ..........     (569,763)      569,763            --            --
Property, plant and equipment, net .......       35,690       338,707            --       374,397
Goodwill, net ............................       40,080        27,054            --        67,134
Other noncurrent assets ..................        9,798        20,751            --        30,549
                                             ----------    ----------    ----------    ----------
Total Assets .............................   $  712,290    $  867,993    $ (575,958)   $1,004,325
                                             ==========    ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...   $   17,000    $    2,768    $       --    $   19,768
  Accounts payable .......................       49,996        74,925            --       124,921
  Payable to related parties, net ........        6,885         5,202            --        12,087
  Loans payable to parent corporation ....       52,840            --            --        52,840
  Accrued liabilities ....................       35,631        80,354            --       115,985
  Reserve for product warranty claims ....       14,900            --            --        14,900
                                             ----------    ----------    ----------    ----------
    Total Current Liabilities ............      177,252       163,249            --       340,501

Long-term debt less current maturities ...      405,524       127,943            --       533,467
Reserve for product warranty claims ......       15,642           660            --        16,302
Deferred income tax liabilities ..........       49,416            --            --        49,416
Other liabilities ........................       21,430           183            --        21,613
                                             ----------    ----------    ----------    ----------
Total Liabilities ........................      669,264       292,035            --       961,299

Total Stockholders' Equity ...............       43,026       575,958      (575,958)       43,026
                                             ----------    ----------    ----------    ----------
Total Liabilities and Stockholders'
     Equity ..............................   $  712,290    $  867,993    $ (575,958)   $1,004,325
                                             ==========    ==========    ==========    ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  NINE MONTHS ENDED OCTOBER 1, 2006
                                             (THOUSANDS)
                                             (UNAUDITED)

                                                    Parent     Guarantor
                                                    Company   Subsidiaries  Consolidated
                                                   ---------    ---------    ---------
Cash and cash equivalents, beginning of
 period ........................................   $       9    $   6,873    $   6,882
                                                   ---------    ---------    ---------
Cash provided by (used in) operating activities:
  Net income ...................................       4,522       43,121       47,643
  Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities:
       Depreciation ............................       3,093       33,489       36,582
       Amortization ............................          --        2,161        2,161
       Deferred income taxes ...................      (2,422)          --       (2,422)
       Noncash interest charges, net ...........       2,933          993        3,926
  Increase in working capital items ............    (152,351)     (27,297)    (179,648)
  Increase in long-term reserve for product
   warranty claims .............................       3,592           54        3,646
  (Increase) decrease in other assets ..........          40       (1,204)      (1,164)
  Decrease in other liabilities ................        (111)          (5)        (116)
  Change in net receivable from/payable to
   related parties/parent corporations .........          83        2,987        3,070
  Other, net ...................................         (65)         694          629
                                                   ---------    ---------    ---------
Net cash provided by (used in) operating
 activities ....................................    (140,686)      54,993      (85,693)
                                                   ---------    ---------    ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of
   manufacturing facility ......................      (7,659)     (47,171)     (54,830)
                                                   ---------    ---------    ---------
Net cash used in investing activities ..........      (7,659)     (47,171)     (54,830)
                                                   ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving Credit
   Facility.....................................     684,000           --      684,000
  Purchase of industrial development revenue
   bond certificates issued by the Company .....          --       (6,325)      (6,325)
  Repayments of long-term debt .................    (533,000)      (2,256)    (535,256)
  Distributions to parent corporation ..........        (521)          --         (521)
  Loan to parent corporation ...................        (141)          --         (141)
  Financing fees and expenses ..................      (1,990)          --       (1,990)
                                                   ---------    ---------    ---------
Net cash provided by (used in) financing
 activities ....................................     148,348       (8,581)     139,767
                                                   ---------    ---------    ---------
Net change in cash and cash equivalents ........           3         (759)        (756)
                                                   ---------    ---------    ---------
Cash and cash equivalents, end of period .......   $      12    $   6,114    $   6,126
                                                   =========    =========    =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  NINE MONTHS ENDED OCTOBER 2, 2005
                                             (THOUSANDS)
                                             (UNAUDITED)

                                                         Parent     Guarantor
                                                         Company   Subsidiaries  Consolidated
                                                        ---------    ---------    ---------
Cash and cash equivalents, beginning of period ......   $      12    $ 129,470    $ 129,482
                                                        ---------    ---------    ---------
Cash provided by (used in) operating activities:
  Net income ........................................         991       51,402       52,393
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation ..................................       2,614       30,740       33,354
      Amortization ..................................          --        1,875        1,875
      Deferred income taxes .........................      17,867           --       17,867
      Noncash interest charges, net .................       3,196          986        4,182
  (Increase) decrease in working capital items ......    (132,135)       5,121     (127,014)
  Increase (decrease) in long-term reserve for
   product warranty claims ..........................        (682)           6         (676)
  Increase in other assets ..........................      (4,761)      (3,163)      (7,924)
  Increase in other liabilities .....................       3,050           91        3,141
  Change in net receivable from/payable to
   related parties/parent corporations ..............     162,823     (172,520)      (9,697)
  Other, net ........................................         (45)         270          225
                                                        ---------    ---------    ---------
Net cash provided by (used in) operating activities .      52,918      (85,192)     (32,274)
                                                        ---------    ---------    ---------
Cash provided by (used in) investing activities:
  Capital expenditures ..............................      (1,286)     (33,320)     (34,606)
  Proceeds from sale of assets ......................       4,132          585        4,717
                                                        ---------    ---------    ---------
Net cash provided by (used in) investing activities .       2,846      (32,735)     (29,889)
                                                        ---------    ---------    ---------

Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt ..........     382,000           --      382,000
  Repayments of long-term debt ......................    (437,000)      (2,009)    (439,009)
  Distributions to parent corporation ...............         (40)          --          (40)
  Loan to parent corporation ........................        (107)          --         (107)
  Financing fees and expenses .......................        (620)          --         (620)
                                                        ---------    ---------    ---------
Net cash used in financing activities ...............     (55,767)      (2,009)     (57,776)
                                                        ---------    ---------    ---------
Net change in cash and cash equivalents .............          (3)    (119,936)    (119,939)
                                                        ---------    ---------    ---------
Cash and cash equivalents, end of period ............   $       9    $   9,534    $   9,543
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

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the nine month period ended October 1, 2006. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006, which we refer to as the 2005 Form 10-K.

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

           Third Quarter 2006 Compared With
           Third Quarter 2005

           We recorded net income in the third quarter of 2006 of $17.1 million compared with net income of $21.0 million in the third quarter of 2005. The decrease in third quarter of 2006 net income was primarily attributable to lower income before interest expense and income taxes and slightly higher interest expense.

           Net sales for the third quarter of 2006 were $530.3 million, a 6.9% increase over third quarter of 2005 net sales of $496.3 million, with the increase due to higher net sales of both residential and commercial roofing products. The increase in net sales of residential roofing products primarily resulted from higher average selling prices, partially offset by lower unit volumes, while the increase in net sales of commercial roofing products was driven by higher unit volumes and higher average selling prices.

           Income before interest expense and income taxes in the third quarter of 2006 was $43.3 million compared with $48.9 million in the third quarter of 2005. Income before interest expense and income taxes in the third quarter of 2006 was positively affected by increased net sales of both residential and commercial roofing products, which was more than offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           Interest expense for the third quarter of 2006 increased to $15.8 million from $15.0 million for the third quarter of 2005 primarily due to higher aveage borrowings and a higher average interest rate.

                BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the third quarter of 2006 increased to $507.6 million from $473.9 million for the third quarter of 2005, representing an increase of $33.7 million or 7.1%. The increase in net sales of roofing products was primarily attributable to an increase in net sales of residential roofing products driven by higher average selling prices, partially offset by lower unit volumes whereas commercial roofing product net sales were favorably impacted by higher unit volumes and higher average selling prices. Net sales of specialty building products and accessories increased to $22.7 million for the third quarter of 2006 from $22.4 million for the third quarter of 2005.

Gross Margin. Our overall gross margin increased to $158.1 million or 29.8% for the third quarter of 2006 from $154.1 million or 31.0% for the third quarter of 2005. The increase in our overall gross margin is primarily attributable to an increase in net sales primarily due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes for the third quarter of 2006 decreased to $43.3 million or 8.2% of net sales, compared to $48.9 million or 9.9% of net sales for the third quarter of 2005. Income before interest expense and income taxes in the third quarter of 2006 was positively affected by increased net sales of roofing products, which was more than offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily due to a rise in fuel prices.

           Nine Months 2006 Compared With
           Nine Months 2005

           We recorded net income in the first nine months of 2006 of $47.6 million compared with net income of $52.4 million in the first nine months of 2005. The decrease in the first nine months of 2006 net income was primarily attributable to lower income before interest expense and income taxes, partially offset by lower interest expense.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           Net sales for the first nine months of 2006 were $1,571.2 million, a 6.7% increase over the first nine months of 2005 net sales of $1,472.8 million, with the increase due to higher net sales of both residential and commercial roofing products. The increase in net sales of residential roofing products primarily resulted from higher average selling prices, and the increase in net sales of commercial roofing products was driven by higher average selling prices and higher unit volumes.

           Income before interest expense and income taxes for the first nine months of 2006 was $123.2 million compared with $132.0 million for the first nine months of 2005. Income before interest expense and income taxes for the first nine months of 2006 was positively affected by increased net sales of both residential and commercial roofing products and a decline in other expense, net, which was more than offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

           Interest expense for the first nine months of 2006 decreased to $46.4 million from $47.5 million for the first nine months of 2005, primarily due to lower average borrowings.

                BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first nine months of 2006 increased to $1,509.6 million from $1,411.0 million for the first nine months of 2005, representing an increase of $98.6 million or 7.0%. The increase in net sales of roofing products was primarily attributable to an increase in net sales of residential roofing products driven by higher average selling prices whereas commerical roofing product net sales were favorably impacted by higher average selling prices and higher unit volumes. Net sales of specialty building products and accessories decreased to $61.6 million for the first nine months of 2006 from $61.8 million for the first nine months of 2005.

Gross Margin. Our overall gross margin increased to $470.4 million or 29.9% for the first nine months of 2006 from $453.3 million or 30.8% for the first nine months of 2005. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes for the first nine months of 2006 decreased to $123.2 million or 7.8% of net sales, compared to $132.0 million or 9.0% of net sales for the first nine months of 2005. Income before interest expense and income

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


taxes for the first nine months of 2006 was positively affected by increased net sales of roofing products and a decline in other expense, net, which was more than offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

LIQUIDITY AND FINANCIAL CONDITION

           Cash Flows and Cash Position

           Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $450.0 million Senior Secured Revolving Credit Facility due September 2011, which we refer to as our Senior Secured Revolving Credit Facility (see Long-Term Debt below), to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

           Net cash outflow during the first nine months of 2006 from operating and investing activities was $140.5 million, including the use of $85.7 million of cash from operations and the reinvestment of $54.8 million for capital programs and an acquisition of a manufacturing facility in Gainesville, Texas.

           Cash invested in additional working capital totaled $179.6 million during the first nine months of 2006, reflecting an increase in total accounts receivable of $68.9 million, due to the seasonality of our business, a $76.4 million increase in inventories to meet our seasonal operating demands and a $34.0 million net decrease in accounts payable and accrued liabilities. The

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


net cash used for operating activities also included a $3.1 million net increase in the payable to related parties/parent corporations, primarily attributable to a $3.7 million net increase in federal income taxes payable pursuant to our tax sharing agreement with our parent corporation and a $0.5 million decrease in amounts due under our long-term granule supply agreement with an affiliated company.

           Net cash provided by financing activities totaled $139.8 million during the first nine months of 2006, including $684.0 million of proceeds from the issuance of long-term debt related to 2006 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $535.3 million in aggregate repayments of long-term debt, of which $533.0 million related to 2006 year to date cumulative repayments under our Senior Secured Revolving Credit Facility and $2.0 million related to our Chester, South Carolina loan obligation. In addition, financing activities included the purchase of industrial development revenue bond certificates issued in 1990 by the Company with respect to the Fontana, California Industrial Development Revenue Bond, resulting in BMCA becoming the primary holder of such bond.

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

           Long-Term Debt

           On September 28, 2006, we entered into an Amended and Restated $450 million Senior Secured Revolving Credit Facility, replacing our $350 million Senior Secured Revolving Credit Facility, which would have expired in November 2006. The Senior Secured Revolving Credit Facility has a final maturity date of September 28, 2011 and is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and is guaranteed by all of our current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment, as defined therein, and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined therein. We are also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


overall $450 million commitment, subject to certain conditions as defined. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides us with the ability to increase the size of the facility by up to $200 million, depending on the ability to obtain commitments from lenders and meet specified conditions, as defined.

           Under the terms of the Senior Secured Revolving Credit facility, we are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold, as defined. In addition, we are also required to comply with other covenants, which are subject to certain limitations as defined, including, but not limited to, the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to our parent corporations and on incurring liens, sales of assets, and restrictions on investments and other payments.

           In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness.

           As of October 1, 2006 we had total outstanding consolidated indebtedness of $755.1 million, of which $2.9 million matures prior to the end of the third quarter of 2007, $168.0 million of borrowings outstanding under the Senior Secured Revolving Credit Facility and $52.8 million of demand loans to our parent corporation. We anticipate funding the aforementioned obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

           As of October 1, 2006 the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the
7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes. As of October 1, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,157.0 million.

           At October 1, 2006, we had outstanding letters of credit of approximately $47.4 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. During the nine month period ended October 1, 2006, we paid $0.5 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

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

           Intercompany Transactions

           We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of October 1, 2006 and October 2, 2005, BMCA Holdings Corporation owed us $56.0 and $55.8 million, including interest of $0.7 and $0.5 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest payable to BMCA Holdings Corporation. Interest income on our loans to BMCA Holdings Corporation amounted to $1.3 and $1.1 million during the third quarters ended October 1, 2006 and October 2, 2005, respectively, and $3.7 and $2.9 million during the nine month periods ended October 1, 2006 and October 2, 2005, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.2 and $1.0 million during the third quarters ended October 1, 2006 and October 2, 2005, respectively, and $3.5 and $2.8 million during the nine month periods ended October 1, 2006 and October 2, 2005, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, at October 1, 2006, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of October 1, 2006 and October 2, 2005. In addition, for the nine month periods ended October 1, 2006 and October 2, 2005, no loans were owed or other lending activities were entered into by us to other affiliates.


           During the nine month periods ended October 1, 2006 and October 2, 2005, we paid $24.1 and $22.0 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           As a result of the foregoing factors, cash and cash equivalents decreased by $0.8 million during the first nine months of 2006 to $6.1 million.

           Contingencies

           See Note 9 to Consolidated Financial Statements for information regarding contingencies.

           Economic Outlook

           We do not believe that inflation has had a material effect on our results of operations during the first nine months of 2006. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

           During the first nine months of 2006, the cost of asphalt continued to be high relative to historical levels, which reflects in large part record high crude oil prices. Due to the strength of the Company's manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

           To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first nine months of 2006. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

           Contractual Obligations

           We purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as Minerals, an affiliate of BMCA and International Specialty Products Inc., also an affiliate of BMCA, which together with its subsidiaries, we collectively refer to as ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the nine month periods ended October 1, 2006 and October 2, 2005 and the year ended December 31, 2005, we purchased $84.9, $81.6 and $108.3 million, respectively, of mineral products from Minerals under this contract.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           In July 2006 we amended our management agreement with ISP, an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. Based on services provided to us in 2006 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2006, inclusive of the services provided to G-I Holdings, is approximately $6.0 million. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in our 2005 Form 10-K.

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

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements, and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimates and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 became effective for accounting changes and corrections of errors made beginning January 1, 2006. Our adoption of the provisions of SFAS No. 154 did not have any effect on our consolidated financial statements as we did not have any accounting changes or corrections of errors.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008 and therefore, we have not yet determined the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

           In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which we refer to as SFAS No. 158, which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 will be measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS
No. 158 will not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statements 87 and 106 will now be recognized as a component of accumulated other comprehensive income, net of all applicable taxes. SFAS No. 158 will also require a fiscal-year end measurement date of plan assets and benefit obligations, eliminating the use of an earlier measurement date, however this aspect will not become effective until fiscal years ending after December 15, 2008. All other aspects of SFAS No. 158 are effective as of December 31, 2006. We will adopt SFAS No. 158 during our fiscal year ending December 31, 2006 and are currently assessing the impact SFAS
No. 158 will have on our consolidated financial statements.

           In September 2006, the FASB issued FASB Staff Position, which we refer to as FSP, AUG AIR-1 "Accounting for Planned Major Maintenance Activities," which we refer to as FSP AUG AIR-1, which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FSP AUG AIR-1 beginning in the first quarter of 2007 and do not expect FSP AUG AIR-1 to have a material effect on our consolidated financial statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


           In September 2006, the Securities and Exchange Commission, which we refer to as the SEC issued Staff Accounting Bulletin, which we refer to as SAB, No. 108, which we refer to as SAB No. 108, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. We will adopt the provisions of SAB No. 108 during our fourth quarter ending December 2006 and are currently assessing the impact of SAB No. 108 on our consolidated financial statements.

                                      * * *

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of October 1, 2006, and we have no hedging arrangements as of October 1, 2006.

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

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the third quarter of fiscal year 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

           As of October 1, 2006, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 9 to consolidated financial statements in Part I.


ITEM 6. EXHIBITS

     Exhibit Number

      10.1 Amended and Restated Credit Agreement, dated as of September 28, 2006 with Citicorp USA, Inc., as Administrative Agent and Deutsche Bank Securities Inc., as Syndication Agent, and certain other lenders thereto (the "Senior Secured Revolving Credit Facility").

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


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  November 15, 2006               BY:  /s/John F. Rebele
       -----------------                  ----------------------
                                          John F. Rebele
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)


DATE:  November 15, 2006               BY:  /s/James T. Esposito
       -----------------                  ----------------------
                                          James T. Esposito
                                          Vice President and Controller
                                          (Chief Accounting Officer)