Form 10-Q
period 2007-04-01
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2007-05-16
CIK 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended APRIL 1, 2007

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

Large accelerated filer|_|     Accelerated filer|_|     Non-accelerated filer|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 16, 2007, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 16, 2007, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of May 16, 2007, no shares of the registrant or the additional registrant were held by non-affiliates.

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
                                                                                 (973) 628-3000


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          FIRST QUARTER ENDED
                                                       ------------------------
                                                        APRIL 1,       APRIL 2,
                                                          2007           2006
                                                       ---------      ---------


Net sales ........................................     $ 529,990      $ 504,975
                                                       ---------      ---------

Costs and expenses, net:

  Cost of products sold ..........................       393,294        359,480
  Selling, general and administrative ............       110,803        114,598
  Other (income) expense, net ....................           419           (326)
                                                       ---------      ---------
    Total costs and expenses, net ................       504,516        473,752
                                                       ---------      ---------
Income before interest expense and income
  taxes ..........................................        25,474         31,223
Interest expense .................................       (49,278)       (14,526)
                                                       ---------      ---------
Income (loss) before income taxes ................       (23,804)        16,697
Income tax (expense) benefit .....................         8,522         (6,345)
                                                       ---------      ---------
Net income (loss) ................................     $ (15,282)     $  10,352
                                                       =========      =========















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     APRIL 1,     DECEMBER 31,
                                                                                       2007           2006
ASSETS                                                                             -----------    -----------
Current Assets:
  Cash and cash equivalents ....................................................   $     6,056    $     7,777
  Accounts receivable, trade, less allowance of $2,334 and
   $1,319 in 2007 and 2006, respectively .......................................       460,645        190,859
  Accounts receivable, other ...................................................         3,959          5,599
  Tax receivable from parent corporation .......................................        19,413          9,132
  Inventories, net .............................................................       356,744        238,709
  Deferred income tax assets, net ..............................................        31,472         21,710
  Other current assets .........................................................        25,730         12,209
  Discontinued operations - current assets .....................................         2,844             --
                                                                                   -----------    -----------
    Total Current Assets .......................................................       906,863        485,995
Property, plant and equipment, net .............................................       848,905        411,729
Goodwill .......................................................................       667,819         64,794
Intangible assets ..............................................................        16,140             --
Other noncurrent assets ........................................................       136,301         67,323
Discontinued operations - noncurrent assets ....................................         1,355             --
                                                                                   -----------    -----------
Total Assets ...................................................................   $ 2,577,383    $ 1,029,841
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .........................................   $    16,399    $   102,918
  Accounts payable .............................................................        97,547         90,951
  Payable to related parties ...................................................        14,597          5,952
  Loans payable to parent corporation ..........................................        52,840         52,840
  Accrued liabilities ..........................................................       123,196        101,382
  Product warranty claims ......................................................        13,500          9,000
  Discontinued operations - current liabilities ................................           931             --
                                                                                   -----------    -----------
  Total Current Liabilities ....................................................       319,010        363,043
                                                                                   -----------    -----------
Long-term debt less current maturities .........................................     1,979,542        484,406
                                                                                   -----------    -----------
Product warranty claims ........................................................        28,109         17,972
                                                                                   -----------    -----------
Deferred income tax liabilities ................................................       137,440         39,551
                                                                                   -----------    -----------
Other liabilities ..............................................................        66,474         62,664
                                                                                   -----------    -----------
Commitments and Contingencies - Note 12
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares
    authorized; no shares issued ...............................................            --             --
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .....................................................             1              1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 shares issued and
    outstanding in 2007 and 2006 ...............................................            --             --
  Loans receivable from parent corporation .....................................       (56,080)       (56,031)
  Retained earnings ............................................................       102,746        118,201
  Accumulated other comprehensive income .......................................           141             34
                                                                                   -----------    -----------
    Total Stockholders' Equity .................................................        46,808         62,205
                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $ 2,577,383    $ 1,029,841
                                                                                   ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         FIRST QUARTER ENDED
                                                      --------------------------
                                                        APRIL 1,       APRIL 2,
                                                          2007           2006
                                                      -----------    -----------
Cash and cash equivalents, beginning of period ....   $     7,777    $     6,882
                                                      -----------    -----------
Cash used in operating activities:
  Net income (loss) ...............................       (15,282)        10,352
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation ................................        15,039         11,787
      Amortization ................................           949            684
      Deferred income taxes .......................         3,079           (896)
      Noncash interest charges, net ...............         4,380          1,310
  Increase in working capital items ...............      (175,908)      (148,711)
  Increase in product warranty claims .............           962          1,812
  (Increase) decrease in other assets .............          (482)           644
  Increase (decrease) in other liabilities ........         1,494            (58)
  Change in net receivable from/payable to related
    parties/parent corporations ...................        (1,636)         7,418
  Other, net ......................................           265            309
                                                      -----------    -----------
Net cash used in operating activities .............      (167,140)      (115,349)
                                                      -----------    -----------
Cash used in investing activities:
  Capital expenditures and acquisitions ...........       (29,867)       (11,285)
  Acquisition of ElkCorp, net of cash acquired
    of $0.1 million ...............................      (974,309)            --
                                                      -----------    -----------
Net cash used in investing activities .............    (1,004,176)       (11,285)
                                                      -----------    -----------
Cash provided by financing activities:
  Proceeds from issuance of long-term debt ........     1,975,749        290,000
  Repurchase of industrial development revenue bond
    certificates ..................................            --         (6,325)
  Repayments of long-term debt ....................      (772,246)      (155,770)
  Distribution to parent corporation ..............          (171)            --
  Loan to parent corporation ......................           (49)           (44)
  Financing fees and expenses .....................       (33,688)            --
                                                      -----------    -----------
Net cash provided by financing activities .........     1,169,595        127,861
                                                      -----------    -----------
Net change in cash and cash equivalents ...........        (1,721)         1,227
                                                      -----------    -----------
Cash and cash equivalents, end of period ..........   $     6,056    $     8,109
                                                      ===========    ===========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $911
     and $510 in 2007 and 2006, respectively) .....   $    34,312    $    16,684
   Income taxes ...................................           219            136

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials, and the remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note
2. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 1, 2007, and the results of operations and cash flows for the first quarter ended April 1, 2007 and April 2, 2006, respectively. All adjustments are of a normal recurring nature. Net sales of roofing products and specialty business products and accessories are generally seasonal in nature. Accordingly, results of operations and liquidity in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 16, 2007, (the "2006 Form 10-K").

NOTE 1.     NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and, as a result of the adoption of FIN 48, the Company reviewed certain tax positions and did not recognize any material adjustment to its accruals for uncertain tax positions. See Note 11.

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 beginning in its first quarter of 2008 and, therefore, has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

                   BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 1.     NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

         In September 2006, the FASB issued FASB Staff Position ("FSP") AUG AIR-1 "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1") which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FSP AUG AIR-1 in its first quarter of 2007. FSP AUG AIR-1 did not have a material effect on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial-statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. The Company will adopt the provisions of SFAS No. 159 beginning in its first quarter of 2008 and, therefore, has not yet determined the effect, if any, the adoption of SFAS No. 159 will have on its results of operations or financial position.

NOTE 2.     ACQUISITIONS

         On February 9, 2007, BMCA Acquisition Sub Inc. ("BMCA Acquisition Sub") and BMCA Acquisition Inc., (collectively the "Purchasers"), both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk (the "Merger Agreement"). Prior to entering into the Merger Agreement, the Purchasers initiated a tender offer to purchase all outstanding shares of common stock (including the associated Series A participating preferred stock purchase

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.     ACQUISITIONS - (CONTINUED)

rights) of Elk at a price of $43.50 per share (the "Equity Tender Offer"). On February 22, 2007, the Equity Tender Offer closed and, as a result thereof (and the purchase of shares from one of its affiliates), BMCA Acquisition Sub owned approximately 90% of Elk's shares. On the same date, BMCA Acquisition Sub designated four BMCA senior executives to serve on Elk's board of directors, giving BMCA Acquisition Sub a majority board representation. In accordance with the Merger Agreement, the remaining Elk shares were converted in a second step merger into the right to receive $43.50 per share in cash. On March 26, 2007, BMCA completed the merger, pursuant to which BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of Elk was completed at a purchase price of $974.3 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes repaid in March 2007.

         The Company financed the purchase of Elk and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company's new senior secured credit facilities consist of a $600.0 million five-year senior secured revolving credit facility, a $975.0 million seven-year senior secured term loan facility and a $325.0 million junior lien term loan facility maturing on September 15, 2014. See Note 4.

         The Company believes the acquisition of Elk will strategically position the Company for future growth in the roofing industry and other building products markets. The acquisition is expected to provide the Company with an increased market leadership position, create comprehensive market-leading product offerings, generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies, and leverage the organizational strengths of both BMCA and Elk.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations," ("SFAS No. 141,") which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding their fair value being recorded as goodwill. The allocation process will require an analysis of plant, property and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others, to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, the Company used an economic life of 5 to 40 years for land improvements, 10 to 40 years for buildings and building equipment, 3 to 30 years for machinery and equipment, which includes furniture and fixtures, and 5 to 14 years for intangible assets.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.     ACQUISITIONS - (CONTINUED)

         In valuing acquired assets and assumed liabilities, fair values will be based on, but not limited to: future expected discounted cash flows for trade names and customer relationships; current replacement cost for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. The Company will utilize an independent valuation of the assets and liabilities acquired from Elk and expects this valuation to be completed by the end of the third quarter of 2007. At April 1, 2007, the Company recorded $603.0 million of goodwill and $16.1 million of intangible assets, related to the acquisition of Elk based on its best estimate at such date. Once the independent valuation is completed, changes to the amounts recorded at April 1, 2007 will be recorded and material adjustments to goodwill may result. The operating results of the Elk acquisition are included in the Company's results of operations from the date of acquisition.

         The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk is completed as of January 1st for each of the three-month periods presented below:

                                                 April 1,        April 2,
                                                   2007            2006
                                                 --------        --------
                                                        (Millions)

      Net sales ...............................  $  603.7        $  748.2
                                                 --------        --------
      Income (loss) before interest and
       income taxes ...........................      (4.6)           49.4
                                                 --------        --------
      Net income (loss) .......................  $  (45.3)       $    5.7
                                                 ========        ========

         The unaudited pro-forma consolidated results of operations for the three-month period ended April 1, 2007 above includes $13.6 million of merger related expenses of Elk, $14.7 million of additional net interest expense related to the borrowings in connection with the Elk acquisition effective as of January 1, 2007 and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

         Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

         On March 2, 2007, the Company acquired two parcels of land and buildings located in Fresno, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of land and buildings. The operating results of the Fresno land and buildings are included in the Company's results of operations from the date of acquisition.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.     ACQUISITIONS - (CONTINUED)

         In connection with the acquisition of Elk, the Company is evaluating its strategic alternatives with respect to certain manufacturing facilities. This evaluation is expected to be completed by the end of the third quarter of 2007.

NOTE 3.     INVENTORIES

         Inventories consisted of the following as of April 1, 2007 and December 31, 2006, respectively. Inventories as of April 1, 2007, include Elk from the date of acquisition.

                                                    APRIL 1,     DECEMBER 31,
                                                      2007           2006
                                                   ---------      ---------
                                                         (THOUSANDS)

      Finished goods ...........................   $ 269,891      $ 173,338
      Work-in process ..........................      26,260         25,930
      Raw materials and supplies ...............      84,195         64,686
                                                   ---------      ---------
      Total ....................................     380,346        263,954
      Less LIFO reserve ........................     (23,602)       (25,245)
                                                   ---------      ---------
      Inventories ..............................   $ 356,744      $ 238,709
                                                   =========      =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.     LONG-TERM DEBT

         Long-term debt consists of the following at April 1, 2007 and December 31, 2006:

                                                     APRIL 1,         DEC. 31,
                                                       2007             2006
                                                   -----------      -----------
                                                           (THOUSANDS)

8% Senior Notes due 2007 .....................     $     2,455      $    99,940
8% Senior Notes due 2008 .....................           4,872          154,838
7 3/4% Senior Notes due 2014 .................         250,658          250,680
Borrowings under the Old Senior
 Secured Revolving Credit Facility ...........              --           60,000
Borrowings under the Senior Secured
 Revolving Credit Facility ...................         409,849               --
Term Loan ....................................         975,000               --
Junior Lien Term Loan ........................         325,000               --
Industrial development revenue bonds
 with various interest rates and
 maturity dates to 2029 ......................           7,795            7,795
Chester Loan .................................          10,430           11,133
Other notes payable ..........................           9,882            2,938
                                                   -----------      -----------
    Total ....................................       1,995,941          587,324
Less current maturities ......................         (16,399)        (102,918)
                                                   -----------      -----------
Long-term debt less current
 maturities ..................................     $ 1,979,542      $   484,406
                                                   ===========      ===========

         On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a new $975 million term loan facility (the "Term Loan"), a new $600 million revolving credit facility (the "Senior Secured Revolving Credit Facility") and a $325 million bridge loan facility (the "Bridge Loan"), which was replaced by a $325 million junior lien term loan facility (the "Junior Lien Term Loan") collectively (the "Credit Facilities").

         The initial borrowings under these Credit Facilities were used (i) to pay for shares tendered by Elk shareholders in the Equity Tender Offer, (ii) to repay amounts outstanding under BMCA's old $450.0 million Senior Secured Revolving Credit Facility (the "Old Senior Secured Revolving Credit Facility"),
(iii) to make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation ("BMMC") of the tender offer and consent solicitation for their 8% Senior Notes due 2007 (the "2007

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.     LONG-TERM DEBT - (CONTINUED)

Notes"), (iv) to make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 8% Senior Notes due 2008 (the "2008 Notes"), (v) to pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) to repay all of the existing Elk senior note debt.

         The Senior Secured Revolving Credit Facility has a maturity date of February 22, 2012. All amounts outstanding under the Senior Secured Revolving Credit Facility are secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof (the "Senior Secured Revolving Credit Facility Collateral").

         Availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150 million. Loans under the Senior Secured Revolving Credit Facility will bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate, as defined in the Senior Secured Revolving Credit Facility, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate and Eurodollar Rate and also based on an availability based pricing grid. The Senior Secured Revolving Credit Facility requires the Company to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions in the overall $600 million commitment, subject to certain conditions as specified in the agreement. In addition, the Senior Secured Revolving Credit Facility provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.     LONG-TERM DEBT - (CONTINUED)

         In the event of a change of control of BMCA, as defined in the Senior Secured Revolving Credit Facility, the Senior Secured Revolving Credit Facility could be terminated and the loans thereunder accelerated by the holders of that indebtedness.

         The Term Loan will mature on February 22, 2014 unless earlier terminated due to default. All amounts outstanding under the Term Loan are secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral"), and (ii) a second priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

         Amounts due under the Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Term Loan, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate and Eurodollar Rate, if applicable. The Term Loan requires the Company to pay unused commitment fees. In addition, the Term Loan provides for optional and mandatory prepayments, subject to certain conditions. The Term Loan also provides the borrowers with the ability to increase the size of the facility by up to $250 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100 million), depending on the ability to obtain commitments from lenders and meet specified conditions.

         Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, each of which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments.

         In the event of a change of control of BMCA, as defined in the Term Loan, the Term Loan could be terminated and the loans thereunder accelerated by the holders of that indebtedness.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.     LONG-TERM DEBT - (CONTINUED)

         The Bridge Loan was originally set to mature on February 22, 2008, or, to the extent that the Bridge Loan was not repaid by that date, then the Bridge Loan would have converted into a term loan maturing eight years after the initial borrowing under the Bridge Loan, resulting in a termination date of February 22, 2015. The Company amended and restated the Bridge Loan on March 15, 2007, which became the new Junior Lien Term Loan.

         The Junior Lien Term Loan will terminate on September 15, 2014 unless earlier terminated due to default. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral, and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Junior Lien Term Loan, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate, if applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments of borrowings outstanding under the Junior Lien Term Loan, subject to certain conditions.

         Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with other customary covenants, including with respect to mandatory prepayment of loans, and restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments.

         In the event of a change of control of BMCA, as defined in the Junior Lien Term Loan, the Junior Lien Term Loan could be terminated and the loans thereunder accelerated by the holders of that indebtedness.

         On March 12, 2007, BMCA and the Purchasers as borrowers, entered into an amendment to the Senior Secured Revolving Credit Facility, and on March 15, 2007, BMCA and the Purchasers entered into an amendment to the Term Loan. These amendments did not result in any material changes to the facilities.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.     LONG-TERM DEBT - (CONTINUED)

         On February 22, 2007, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate principal amount outstanding of the 2007 Notes and $150.1 million, or 96.9%, of the aggregate principal amount outstanding of the 2008 Notes. In connection with the completion of the tender offer for the 2007 Notes and the 2008 Notes in February 2007, substantially all of the covenants included in the indentures governing the 2007 Notes and 2008 Notes were eliminated.

         On March 26, 2007, the Company repurchased all of Elk's then outstanding $25.0 million in aggregate principal amount of 4.69% Senior Notes due 2007, $60.0 million in aggregate principal amount of 6.99% Senior Notes due 2009, $60.0 million in aggregate principal amount of 7.49% Senior Notes due 2012 and $50.0 million in aggregate principal amount of 6.28% Senior Notes due 2014.

         As of April 1, 2007, the Company had total outstanding consolidated indebtedness of $2,048.8 million, which amount includes $52.8 million of demand loans to our parent corporation and $16.4 million which matures prior to the end of the first quarter of 2008. The Company's total outstanding consolidated indebtedness also includes $409.8 million of borrowings outstanding under its $600.0 million Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

         As of April 1, 2007, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the remaining 2007 Notes, the remaining 2008 Notes and the 7 3/4% Senior Notes due 2014 (the "2014 Notes") (collectively, the "Senior Notes"). As of April 1, 2007, the book value of the collateral securing the Senior Notes, the Term Loan, the Junior Lien Term Loan and the Senior Secured Revolving Credit Facility was approximately $2,566.9 million.

         At April 1, 2007, the Company had outstanding letters of credit of approximately $51.4 million, which includes approximately $11.0 million of standby letters of credit related to certain obligations of G-I Holdings.

NOTE 5.     FIXED INCOME INTEREST RATE SWAPS

         In March 2007, the Company began entering into forward-starting Eurodollar rate ("LIBOR") based pay fixed income interest rate swaps related to the Company's Term Loan with an effective date of April 23, 2007 and a

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.     FIXED INCOME INTEREST RATE SWAPS - (CONTINUED)

maturity date of April 23, 2012. If forward interest rates increase during the term of the Term Loan agreement, the swaps become assets on BMCA's consolidated balance sheet and BMCA will receive interest payments on BMCA's quarterly interest payment due date for its Term Loan. If forward interest rates decline, the swaps become a liability on BMCA's consolidated balance sheet and BMCA will be obligated to make payments on its quarterly interest payment date for its Term Loan.

         According to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), BMCA's hedging activity will be treated as cash flow hedges. At April 1, 2007, BMCA had no ineffectiveness in its hedging transactions. Therefore, for the quarter ending April 1, 2007, the Company, based on the change in the LIBOR rate, reflected in other noncurrent assets the cumulative changes in the fair value of the derivative (swaps) instrument when compared to cumulative changes in the present value of the expected future interest cash flows that are attributable to changes in the benchmark LIBOR swap rate. BMCA's offset to the related asset was reflected in other comprehensive income. The current period activity therefore marks the derivative (swaps) instrument to market or fair value and adjusts other comprehensive income to the cumulative effect change.

         On each LIBOR reset date, BMCA will test its fixed income interest rate swaps to determine if the swaps contain any ineffectiveness as according to SFAS No. 133. If BMCA's fixed income swaps contain any ineffectiveness as of any subsequent test date, the Company will reflect the effective portion of the offset to its related asset or liability as a component of other comprehensive income and the ineffective portion will be recorded through results of operations.

         Since the effective date of the fixed income interest rate swap contracts was April 23, 2007, there was no interest expense/interest income related to the interest rate swaps as of BMCA's first quarter ending April 1, 2007.

         At April 1, 2007, based on changes in the closing LIBOR rate as of April 1, 2007, BMCA recorded a fair value gain on its fixed income interest rate swaps of $0.2 million to other noncurrent assets, while the offset was recorded to other comprehensive income, net of tax.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.     WARRANTY CLAIMS

         The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 50 years, with lifetime limited warranties on certain premium designer shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories products carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products.

         The reserve for product warranty claims consisted of the following for the first quarter ended April 1, 2007, which includes Elk from the date of acquisition and April 2, 2006, respectively:

                                                        APRIL 1,     APRIL 2,
                                                          2007         2006
                                                        --------     --------
                                                             (THOUSANDS)

       Beginning balance .......................        $ 26,971     $ 31,202
       Charged to cost of products sold ........           3,770        6,741
       Payments/deductions .....................          (2,807)      (4,929)
       Acquisition of Elk ......................          13,675           --
                                                        --------     --------
       Ending balance ..........................        $ 41,609     $ 33,014
                                                        ========     ========

         The Company adopted as of December 31, 2006, the provisions of Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108") issued by the Securities and Exchange Commission ("SEC") in September 2006. In accordance with the transition provision of SAB No. 108, related to the method the Company uses to recognize revenue on sales of separately priced commercial and residential warranties in accordance with FASB Technical Bulletin Number 90-1 "Accounting of Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB No. 90-1"), the Company reclassified $10.3 million of its commercial warranty reserve to deferred revenue and costs. In addition, the Company recorded an additional residential warranty reserve of $7.8 million related to the accrual for future residential warranty costs related to warranties that are not separately priced, in accordance with the transition provisions of SAB No. 108.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.     BENEFIT PLANS

Defined Benefit Plans

         The Company provides a non-contributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which requires the net amount by which the defined-benefit or postretirement obligation plan is over- or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statements 87 and 106 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. The Company adopted SFAS No. 158 during its fourth quarter of fiscal year ending December 31, 2006.

         The Company's net periodic pension cost for the Retirement Plan included the following components for the first quarter ended April 1, 2007 and April 2, 2006, respectively:

                                                          APRIL 1,     APRIL 2,
                                                            2007         2006
                                                         ----------   ----------
                                                               (THOUSANDS)

       Service cost ...............................        $ 381          $ 370
       Interest cost ..............................          567            523
       Expected return on plan assets .............         (826)          (748)
       Amortization of unrecognized prior
       service cost ...............................           10             10
       Amortization of net losses from
       earlier periods ............................           42             86
                                                           -----          -----
       Net periodic pension cost ..................        $ 174          $ 241
                                                           =====          =====

         As of the quarter ended April 1, 2007, the Company expects to make pension contributions of $1.0 million to the Retirement Plan in 2007, which is consistent with its expectations as of December 31, 2006. During April 2007, the Company made the first of its 2007 Retirement Plan contributions of $0.3 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.     BENEFIT PLANS - (CONTINUED)

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

         Net periodic postretirement (benefit) cost included the following components for the first quarter ended April 1, 2007 and April 2, 2006, respectively:

                                                      APRIL 1,      APRIL 2,
                                                        2007          2006
                                                     ----------    ----------
                                                           (THOUSANDS)
       Service cost ..................................  $   3        $   3
       Interest cost .................................     30           30
       Amortization of unrecognized prior
       service cost ..................................   (142)        (155)
       Amortization of net gains from
       earlier periods ...............................    (57)         (61)
                                                        -----        -----
       Net periodic postretirement (benefit) cost ....  $(166)       $(183)
                                                        =====        =====

         As of the quarter ended April 1, 2007 the Company expects to make aggregate benefit claim payments of approximately $0.2 million in 2007, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2006.

         In connection with the acquisition of Elk, the Company has assumed the Elk 401(k) Plan, which was established effective January 1, 1990. Under the Elk 401(k) Plan, the Company may contribute a percentage of each Elk participant's annual compensation into the 401(k) Plan to be invested among various defined alternatives at the participants' direction. Employees are vested immediately in the Company's matching contributions. All full-time Elk employees, except those covered by plans established through collective bargaining agreements, are eligible for participation upon date of hire.

         The Company contributes a 3% basic contribution and an additional $.50 for every $1.00 of employee contributions into the Elk 401(k) Plan limited to a maximum matching Company contribution of 2% of an employee's compensation.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.     STOCK/LOAN PLAN

         In connection with the Company's acquisition of Elk, the Company assumed obligations of Elk's Stock/Loan Plan, in which certain Elk employees were granted loans for the purpose of purchasing Elk's common stock, which loans were based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the Company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at April 1, 2007 were $4.8 million and are included in other noncurrent assets.

NOTE 9.     2001 LONG-TERM INCENTIVE PLAN

         The incentive units under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $0.2 and $3.0 million for the first quarter ended April 1, 2007 and April 2, 2006, respectively. At April 1, 2007 and April 2, 2006, the 2001 Long-Term Incentive Plan liability amounted to $12.4 and $28.2 million, respectively, and was included in accrued liabilities.

         The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:



                                                        APRIL 1,    DECEMBER 31,
                                                          2007         2006
                                                        --------     --------
      Incentive Units outstanding, beginning
        of period ................................        98,633      146,814
      Granted ....................................        37,589        6,200
      Exercised ..................................       (25,692)     (41,087)
      Forfeited ..................................        (1,025)     (13,294)
                                                        --------     --------
      Incentive Units outstanding, end
        of period.................................       109,505       98,633
                                                        ========     ========

         The initial value of the incentive units granted on January 1, 2007, July 1, 2006 and January 1, 2006 was $583.08, $569.74 and $534.19, respectively.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.    RELATED PARTY TRANSACTIONS

         The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of April 1, 2007 and April 2, 2006, BMCA Holdings Corporation owed the Company $56.1 and $55.9 million, including interest of $0.8 and $0.6 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.3 and $1.2 million during the first quarter ended April 1, 2007 and April 2, 2006, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.2 and $1.1 million during the first quarter ended April 1, 2007 and April 2, 2006, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at April 1, 2007, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of April 1, 2007 and April 2, 2006. In addition, no loans were owed or other lending activities were entered into by the Company to other affiliates.

         The Company also has a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as "ISP"), an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. Based on services provided to the Company in 2007 under the ISP Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the ISP Management Agreement for 2007, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is estimated to be similar to the $6.1 million paid in 2006. The Company does not expect any changes to the ISP Management Agreement to have a material impact on the Company's results of operations.

         The Company purchases a substantial portion of its colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc. ("Minerals"), an affiliate and also an affiliate of ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 1, 2007 and the year ended December 31, 2006, the Company purchased $26.5 and $102.3 million, respectively, of mineral products from Minerals under this contract.

         Included in current assets as a tax receivable from parent corporation is $19.4 and $9.1 million at April 1, 2007 and December 31, 2006, respectively, representing amounts paid in excess of amounts due to G-I Holdings under the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.    INCOME TAXES

         The Company adopted FIN 48 as of January 1, 2007, and, as a result of the adoption of FIN 48, the Company reviewed certain tax positions and did not need to recognize any material adjustment to its accruals for uncertain tax positions. At January 1, 2007 and April 1, 2007, the Company had approximately $13.1 and $13.5 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

         For years prior to 2007, the Company and its subsidiaries were subject to United States federal income tax as well as the income tax of multiple state jurisdictions. The Company has substantially concluded all United States federal income tax matters for years through 2004. The tax years 2005 and 2006 remain open to examination by the Internal Revenue Service ("IRS"). Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2006 remain open to examination by the major state taxing jurisdictions to which the Company is subject.

         The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had $1.7 million of accrued interest and $2.1 million of accrued penalties.

NOTE 12.    CONTINGENCIES

         Asbestos Litigation Against G-I Holdings

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending, but has been stayed (see below).

         Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001). The Company believes that it will not sustain

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.    CONTINGENCIES - (CONTINUED)

any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company.

         On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. The Company believes it will prevail on its claim for a declaratory judgment. Although the Company believes its claims are meritorious, and that it does not have asbestos-related liability, it is not possible to predict the outcome of this litigation, or, if it does not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against BMCA.

         On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and BMCA. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.    CONTINGENCIES - (CONTINUED)

         On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company's bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against the Company and the holders of the Company's bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. The Company believes the creditors' committee's avoidance claims are without merit and that the Bankruptcy Court should not permit the committee to pursue such claims against the Company and the holders of its bank and bond debt as of 2000.

         In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. The judges presiding over the G-I Holdings bankruptcy proceeding and the related litigations, including the BMCA action and the fraudulent conveyance action, have each entered stipulated orders dated March 22, 2007, March 23, 2007 and April 4, 2007, respectively, implementing the stay. There can be no assurance whether the negotiations will result in a settlement to the G-I Holdings bankruptcy and related proceedings.

         If the stay ceases to be in effect and the Company is not successful in defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings, and may render it unable to pay interest or principal on its credit obligations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.    CONTINGENCIES - (CONTINUED)

         Tax Claims Against G-I Holdings

         On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statutes of limitation purposes and denying G-I Holdings summary judgment on its other statutes of limitation defense (finding material issues of fact that must be tried). On September 22, 2006, G-I Holdings moved for reconsideration of that portion of the District Court's decision granting the government summary judgment on the "adequate disclosure" issue. This motion was denied. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. However, if the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

         For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 5, 11, and 16 to the consolidated financial statements contained in the Company's 2006 Form 10-K.

         Environmental Litigation

         We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.    CONTINGENCIES - (CONTINUED)

these proceedings and lawsuits below as "Environmental Claims." Most of the Environmental Claims do not seek to recover an amount of specific damages. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

         Chromium Corporation, a subsidiary of Elk, maintains responsibility for environmental remediation activities at its former plating operation in Lufkin, Texas. Chromium Corporation is performing an environmental investigation with oversight of the Texas Commission on Environmental Quality ("TCEQ") under its Voluntary Cleanup Program ("VCP"). TCEQ has approved Chromium Corporation's Affected Property Assessment Report ("APAR") which summarize the results of a groundwater and soil assessment program at the Lufkin facility. In May 2005, Chromium Corporation proposed a Remedial Action Plan ("RAP") for the identified contamination to the TCEQ. The RAP contemplates capping of affected soils and a pump-and-treat system for affected groundwater to remediate the site to site specific risk-based cleanup standards. The TCEQ approved the RAP in October 2005. Certain portions of the approved remedy have been implemented, while others are expected in the near future. Remedial costs for the remainder of the remedy are estimated at $0.7 million and are included in accrued liabilities at April 1, 2007. We believe that the ultimate disposition of this matter will not have a material adverse effect on the liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, reference is made to Note 2, "Environmental Liabilities" in the Company's 2006 Form 10-K.

         Other Contingencies

         In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.    GUARANTOR FINANCIAL INFORMATION

         At April 1, 2007, all of the Company's subsidiaries, including Elk, each of which is wholly owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, BMMC, a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

         The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation ("BMIC"), a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC started selling all finished goods to the Company at a manufacturing profit. Such agreements and the related sale of finished goods were terminated on December 31, 2006.

         Effective January 1, 2007, BMMC and BMIC entered into a new contract manufacturing agreement allowing BMIC the right to purchase all production at the BMMC owned plant locations at a specified transfer price. In addition, effective January 1, 2007, BMCA and BMIC entered into a purchase agreement granting BMCA the right to purchase production sufficient to meet required customer demand from BMIC at a specified transfer price. Also, in connection with entering these agreements, BMCA transferred certain employees and operations of BMCA to BMIC.

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

                                BUILDING MATERIALS CORPORATION OF AMERICA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 13.    GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                     FIRST QUARTER ENDED APRIL 1, 2007
                                                (THOUSANDS)
                                                (UNAUDITED)

                                      Parent       Co-Obligor    Guarantor
                                      Company      Subsidiary   Subsidiaries  Eliminations   Consolidated
                                      -------      ---------    -----------   ------------   ------------
Net sales ........................   $ 413,932     $      --     $ 116,058     $      --     $ 529,990
Intercompany net sales ...........          --       316,640       359,328      (675,968)           --
                                     ---------     ---------     ---------     ---------     ---------
    Total net sales ..............     413,932       316,640       475,386      (675,968)      529,990
                                     ---------     ---------     ---------     ---------     ---------
Costs and expenses, net:
  Cost of products sold ..........     346,506       278,942       443,814      (675,968)      393,294
  Selling, general and
    administrative ...............      57,078        28,215        25,510            --       110,803
  Other (income) expense, net ....         366           (52)          105            --           419
                                     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses, net      403,950       307,105       469,429      (675,968)      504,516
                                     ---------     ---------     ---------     ---------     ---------
Income before equity in earnings
  of subsidiaries, interest
  expense and income taxes .......       9,982         9,535         5,957            --        25,474

Equity in earnings of
 subsidiaries ....................      (5,285)           --            --         5,285            --
Interest expense .................     (25,553)       (2,449)      (21,276)           --       (49,278)
                                     ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes      (20,856)        7,086       (15,319)        5,285       (23,804)
Income tax (expense) benefit .....       5,574        (2,536)        5,484            --         8,522
                                     ---------     ---------     ---------     ---------     ---------
Net income (loss) ................   $ (15,282)    $   4,550     $  (9,835)    $   5,285     $ (15,282)
                                     =========     =========     =========     =========     =========

                              BUILDING MATERIALS CORPORATION OF AMERICA

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 13.    GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                     FIRST QUARTER ENDED APRIL 2, 2006
                                                (THOUSANDS)
                                                (UNAUDITED)


                                      Parent       Co-Obligor    Guarantor
                                      Company      Subsidiary   Subsidiaries  Eliminations   Consolidated
                                      -------      ---------    -----------   ------------   ------------
Net sales .........................  $ 481,612     $      --     $  23,363     $      --     $ 504,975
Intercompany net sales ............         51       290,044        21,629      (311,724)           --
                                     ---------     ---------     ---------     ---------     ---------
    Total net sales ...............    481,663       290,044        44,992      (311,724)      504,975
                                     ---------     ---------     ---------     ---------     ---------
Costs and expenses, net:
  Cost of products sold ...........    372,807       256,148        42,249      (311,724)      359,480
  Selling, general and
    administrative ................     86,713        20,110         7,775            --       114,598
  Intercompany licensing (income)
    expense, net ..................     19,267         6,486       (25,753)           --            --
  Other (income) expense, net .....       (342)           21            (5)           --          (326)
  Transition service agreement
    (income) expense ..............         25           (25)           --            --            --
                                     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses, net .    478,470       282,740        24,266      (311,724)      473,752
                                     ---------     ---------     ---------     ---------     ---------
Income before equity in earnings of
  subsidiaries, interest expense
  and income taxes ................      3,193         7,304        20,726            --        31,223

Equity in earnings of subsidiaries      14,041            --            --       (14,041)           --
Interest expense ..................     (9,143)       (2,116)       (3,267)           --       (14,526)
                                     ---------     ---------     ---------     ---------     ---------
Income before income taxes ........      8,091         5,188        17,459       (14,041)       16,697
Income tax (expense) benefit ......      2,261        (1,972)       (6,634)           --        (6,345)
                                     ---------     ---------     ---------     ---------     ---------
Net income ........................  $  10,352     $   3,216     $  10,825     $ (14,041)    $  10,352
                                     =========     =========     =========     =========     =========


                                   BUILDING MATERIALS CORPORATION OF AMERICA

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 13.    GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                       APRIL 1, 2007
                                                        (THOUSANDS)
                                                        (UNAUDITED)

                                             Parent       Co-Obligor     Guarantor        Elim-
                                            Company       Subsidiary    Subsidiaries    inations      Consolidated
                                          -----------    -----------    -----------    -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents ...........   $        --    $       135    $     5,921    $              $     6,056
  Accounts receivable, trade, net .....       299,601             --        161,044             --        460,645
  Accounts receivable, other ..........         3,268            488            203             --          3,959
  Tax receivable from parent
      corporation .....................        17,083             --          2,330             --         19,413
  Inventories, net ....................            --        203,060        153,684             --        356,744
  Deferred income tax assets, net .....        18,696             --         12,776             --         31,472
  Other current assets ................         9,577          5,311         10,842             --         25,730
  Discontinued operations - current
      assets ..........................            --             --          2,844             --          2,844
                                          -----------    -----------    -----------    -----------    -----------
    Total Current Assets ..............       348,225        208,994        349,644             --        906,863

Investment in subsidiaries ............     1,652,199             --             --     (1,652,199)            --
Intercompany loans including accrued
  interest ............................       669,175             --       (669,175)            --             --
Due from (to) subsidiaries, net .......      (519,057)      (302,639)       821,696             --             --
Property, plant and equipment, net ....            --        268,595        580,310             --        848,905
Goodwill, net .........................        40,080          3,946        623,793             --        667,819
Intangible assets .....................            --             --         16,140             --         16,140
Other noncurrent assets ...............        75,838         20,835         39,628             --        136,301
Discontinued operations - non-current
 assets ...............................            --             --          1,355             --          1,355
                                          -----------    -----------    -----------    -----------    -----------
Total Assets ..........................   $ 2,266,460    $   199,731    $ 1,763,391    $(1,652,199)   $ 2,577,383
                                          ===========    ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt    $     9,750    $     5,677    $       972    $        --    $    16,399
  Accounts payable ....................        27,939         42,054         27,554             --         97,547
  Payable to related parties ..........           699         12,732          1,166             --         14,597
  Loans payable to parent corporation .        52,840             --             --             --         52,840
  Accrued liabilities .................        44,285         47,662         31,249             --        123,196
  Product warranty claims .............         9,000             --          4,500             --         13,500
  Discontinued operations - current
   liabilities ........................            --             --            931             --            931
                                          -----------    -----------    -----------    -----------    -----------
    Total Current Liabilities .........       144,513        108,125         66,372             --        319,010

Long-term debt less current maturities.     1,955,628         17,956          5,958             --      1,979,542
Product warranty claims ...............        18,310             --          9,799             --         28,109
Deferred income tax liabilities .......        39,724             --         97,716             --        137,440
Other liabilities .....................        61,477          2,506          2,491             --         66,474
                                          -----------    -----------    -----------    -----------    -----------
Total Liabilities .....................     2,219,652        128,587        182,336             --      2,530,575

Total Stockholders' Equity ............        46,808         71,144      1,581,055     (1,652,199)        46,808
                                          -----------    -----------    -----------    -----------    -----------
Total Liabilities and Stockholders'
     Equity ...........................   $ 2,266,460    $   199,731    $ 1,763,391    $(1,652,199)   $ 2,577,383
                                          ===========    ===========    ===========    ===========    ===========

                                  BUILDING MATERIALS CORPORATION OF AMERICA

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 13.    GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                                DECEMBER 31, 2006
                                                   (THOUSANDS)
                                                   (UNAUDITED)

                                               Parent      Co-Obligor     Guarantor       Elim-          Con-
                                              Company      Subsidiary   Subsidiaries    inations      solidated
                                             ----------    ----------    ----------    ----------    ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..............   $       18    $    1,870    $    5,889    $       --    $    7,777
  Accounts receivable, trade, net ........      177,137            --        13,722            --       190,859
  Accounts receivable, other .............        4,957           537           105            --         5,599
  Tax receivable from parent corporation .        9,132            --            --            --         9,132
  Inventories, net .......................      165,538        49,318        23,853            --       238,709
  Deferred income tax assets, net ........       21,710            --            --            --        21,710
  Other current assets ...................        7,753         4,235           221            --        12,209
                                             ----------    ----------    ----------    ----------    ----------
    Total Current Assets .................      386,245        55,960        43,790            --       485,995

Investment in subsidiaries ...............      626,836            --            --      (626,836)           --
Intercompany loans including accrued
  interest ...............................      378,725        16,515      (395,240)           --            --
Due from (to) subsidiaries, net ..........     (720,388)      (68,470)      788,858            --            --
Property, plant and equipment, net .......       45,274       250,100       116,355            --       411,729
Goodwill, net ............................       40,080            --        24,714            --        64,794
Other noncurrent assets ..................       44,723        22,543            57            --        67,323
                                             ----------    ----------    ----------    ----------    ----------
Total Assets .............................   $  801,495    $  276,648    $  578,534    $ (626,836)   $1,029,841
                                             ==========    ==========    ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...   $       --    $  102,913    $        5    $       --    $  102,918
  Accounts payable .......................       53,312        28,436         9,203            --        90,951
  Payable to related parties .............        1,172         4,780            --            --         5,952
  Loans payable to parent corporation ....       52,840            --            --            --        52,840
  Accrued liabilities ....................       39,533        60,490         1,359            --       101,382
  Product warranty claims ................        9,000            --            --            --         9,000
                                             ----------    ----------    ----------    ----------    ----------
    Total Current Liabilities ............      155,857       196,619        10,567            --       363,043

Long-term debt less current maturities ...      465,518        18,885             3            --       484,406
Product warranty claims ..................       17,571            --           401            --        17,972
Deferred income tax liabilities ..........       39,551            --            --            --        39,551
Other liabilities ........................       60,793         1,694           177            --        62,664
                                             ----------    ----------    ----------    ----------    ----------
Total Liabilities ........................      739,290       217,198        11,148            --       967,636

Total Stockholders' Equity ...............       62,205        59,450       567,386      (626,836)       62,205
                                             ----------    ----------    ----------    ----------    ----------
Total Liabilities and Stockholders'
     Equity ..............................   $  801,495    $  276,648    $  578,534    $ (626,836)   $1,029,841
                                             ==========    ==========    ==========    ==========    ==========


                                     BUILDING MATERIALS CORPORATION OF AMERICA

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 13.    GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FIRST QUARTER ENDED APRIL 1, 2007
                                                   (THOUSANDS)
                                                   (UNAUDITED)


                                                                 Parent      Co-Obligor      Guarantor
                                                                Company      Subsidiary     Subsidiaries   Consolidated
                                                              -----------    -----------    -----------    -----------
Cash and cash equivalents, beginning of period ............   $        18    $     1,870    $     5,889    $     7,777
                                                              -----------    -----------    -----------    -----------
Cash provided by (used in) operating activities:
  Net income (loss) .......................................        (9,997)         4,550         (9,835)       (15,282)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Depreciation ..........................................            --          9,258          5,781         15,039
    Amortization ..........................................            --            839            110            949
    Deferred income taxes .................................         3,079             --             --          3,079
    Noncash interest charges, net .........................         3,920            136            324          4,380
  Increase in working capital items .......................      (138,342)        (8,732)       (28,834)      (175,908)
  Increase in product warranty claims .....................           739             --            223            962
  (Increase) decrease in other assets .....................        (1,055)           876           (303)          (482)
  Increase (decrease) in other liabilities ................           684            812             (2)         1,494
  Change in net receivable from/payable to
    related parties/parent corporations ...................    (1,324,864)       107,732      1,215,496         (1,636)
  Other, net ..............................................             1             95            169            265
                                                              -----------    -----------    -----------    -----------
Net cash provided by (used in) operating
  activities ..............................................    (1,465,835)       115,566      1,183,129       (167,140)
                                                              -----------    -----------    -----------    -----------
Cash used in investing activities:
  Capital expenditures and acquisitions ...................            --        (18,994)       (10,873)       (29,867)
  Acquisition of ElkCorp, net of cash
   acquired of $0.1 million ...............................            --             --       (974,309)      (974,309)
                                                              -----------    -----------    -----------    -----------
Net cash used in investing activities .....................            --        (18,994)      (985,182)    (1,004,176)
                                                              -----------    -----------    -----------    -----------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt ................     1,949,849             --         25,900      1,975,749
  Repayments of long-term debt ............................      (450,124)       (98,307)      (223,815)      (772,246)
  Distribution to parent corporation ......................          (171)            --             --           (171)
  Loan to parent corporation ..............................           (49)            --             --            (49)
  Financing fees and expenses .............................       (33,688)            --             --        (33,688)
                                                              -----------    -----------    -----------    -----------
Net cash provided by (used in) financing activities........     1,465,817        (98,307)      (197,915)     1,169,595
                                                              -----------    -----------    -----------    -----------
Net change in cash and cash equivalents ...................           (18)        (1,735)            32         (1,721)
                                                              -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period ..................   $        --    $       135    $     5,921    $     6,056
                                                              ===========    ===========    ===========    ===========

                             BUILDING MATERIALS CORPORATION OF AMERICA

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 13.    GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FIRST QUARTER ENDED APRIL 2, 2006
                                                    (THOUSANDS)
                                                    (UNAUDITED)


                                                                Parent     Co-Obligor   Guarantor
                                                               Company     Subsidiary  Subsidiaries  Consolidated
                                                              ---------    ---------    ---------    ------------
Cash and cash equivalents, beginning of period ............   $       9    $     180    $   6,693    $   6,882
                                                              ---------    ---------    ---------    ---------
Cash provided by (used in) operating activities:
  Net income (loss) .......................................      (3,689)       3,216       10,825       10,352
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Depreciation ..........................................         891        9,188        1,708       11,787
    Amortization ..........................................          --          684           --          684
    Deferred income taxes .................................        (896)          --           --         (896)
    Noncash interest charges, net .........................         978          332           --        1,310
  Increase in working capital items .......................    (132,810)     (13,231)      (2,670)    (148,711)
  Increase in product warranty claims .....................       1,687           --          125        1,812
  Decrease in other assets ................................          16          620            8          644
  Decrease in other liabilities ...........................         (55)          --           (3)         (58)
  Change in net receivable from/payable to
    related parties/parent corporations ...................        (724)      11,550       (3,408)       7,418
  Other, net ..............................................          (3)         129          183          309
                                                              ---------    ---------    ---------    ---------
Net cash provided by (used in) operating
  activities ..............................................    (134,605)      12,488        6,768     (115,349)
                                                              ---------    ---------    ---------    ---------
Cash used in investing activities:
  Capital expenditures ....................................        (349)      (5,290)      (5,646)     (11,285)
                                                              ---------    ---------    ---------    ---------
Net cash used in investing activities .....................        (349)      (5,290)      (5,646)     (11,285)
                                                              ---------    ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving
    Credit Facility .......................................     290,000           --           --      290,000
  Purchase of industrial development revenue
    bond certificates .....................................          --       (6,325)          --       (6,325)
  Repayments of long-term debt ............................    (155,000)        (769)          (1)    (155,770)
  Loan to parent corporation ..............................         (44)          --           --          (44)
                                                              ---------    ---------    ---------    ---------
Net cash provided by (used in) financing
  activities ..............................................     134,956       (7,094)          (1)     127,861
                                                              ---------    ---------    ---------    ---------
Net change in cash and cash equivalents ...................           2          104        1,121        1,227
                                                              ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period ..................   $      11    $     284    $   7,814    $   8,109
                                                              =========    =========    =========    =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


         On February 22, 2007, a subsidiary of Building Materials Corporation of America, which we refer to as BMCA, acquired approximately 90% of ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials, and the remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisitions and Dispositions. Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries, including Elk.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our Critical Accounting Policies during the first quarter ended April 1, 2007. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 16, 2007, which we refer to as the 2006 Form 10-K.

RESULTS OF OPERATIONS

         Sales of roofing products are our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, as well as energy, and transportation and distribution costs.

         First Quarter 2007 Compared With
         First Quarter 2006

         We recorded a net loss of $15.3 million in the first quarter of 2007 compared to net income of $10.4 million in the first quarter of 2006, representing a decrease of $25.7 million. Our net loss of $15.3 million in the first quarter of 2007 includes $7.7 million of after-tax ($12.0 million pre-tax) Elk debt restructuring costs and $7.2 million of after-tax ($11.2 million pre-tax) BMCA debt restructuring costs related to the acquisition. Excluding these debt restructuring items, the first quarter of 2007 net loss was $0.4 million, which includes $2.8 million of after-tax ($4.2 million pre-tax) income resulting from Elk's operations from the date of acquisition. The net loss for the first quarter of 2007 was primarily attributable to lower income before interest expense and income taxes and higher interest expense.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Net sales for the first quarter of 2007 were $530.0 million compared to first quarter of 2006 net sales of $505.0 million. Net sales for the first quarter of 2007 include $93.1 million of net sales related to Elk from the date of acquisition. Excluding net sales of Elk, the Company had net sales for the first quarter of 2007 of $436.9 million. The decrease in first quarter of 2007 net sales was primarily due to lower net sales of both residential and commercial roofing products. The decrease in net sales of residential and commercial roofing products was primarily driven by lower unit volumes.

         Income before interest expense and income taxes in the first quarter of 2007 was $25.5 million compared to $31.2 million in the first quarter of 2006. Income before interest expense and income taxes in the first quarter of 2007 included $6.5 million of income before interest expense and income taxes resulting from Elk's operations from the date of acquisition. Excluding the Elk operating results from date of acquisition, income before interest expense and income taxes in the first quarter of 2007 was $19.0 million. The decrease in first quarter of 2007 income before interest expense and income taxes was primarily due to a decrease in net sales of both residential and commercial roofing products and higher raw material costs, including asphalt, partially offset by lower selling, general and administrative expenses mostly due to lower volume related distribution costs.

         Interest expense in the first quarter of 2007 increased to $49.3 million as compared to $14.5 million in the first quarter of 2006. Interest expense in the first quarter of 2007 includes $23.2 million of debt restructuring costs and an additional $1.8 million of interest expense of Elk from the date of acquisition. Excluding the impact of the debt restructuring costs, interest expense for the first quarter of 2007 was $26.1 million. The increase in first quarter of 2007 interest expense was primarily due to higher average borrowings, due to the acquisition of Elk and a higher average interest rate. Included in debt restructuring costs are the tender premiums and write-off of the remaining deferred financing fees and discounts associated with the then outstanding senior notes of BMCA and Elk, which were retired in the first quarter of 2007.

         BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first quarter of 2007 were $508.9 million compared to $489.6 million for the first quarter of 2006. Net sales of roofing products for the first quarter of 2007 include $88.5 million of net sales of roofing products related to Elk from the date of acquisition. Excluding net sales of roofing products of Elk, we had net sales of roofing products of $420.4 million in the first quarter of 2007. The decrease in net

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


sales of roofing products was primarily driven by lower unit volumes. Net sales of specialty building products and accessories were $21.1 million for the first quarter of 2007 as compared with $15.4 million for the first quarter of 2006. Net sales of specialty building products and accessories for the first quarter of 2007 included $4.6 million of net sales of specialty building products and accessories related to Elk from the date of acquisition. Excluding net sales of specialty business products and accessories of Elk, we had net sales of specialty business products and accessories of $16.5 million in the first quarter of 2007.

Gross Margin. Our overall gross margin was $136.7 million or 25.8% of net sales for the first quarter of 2007 compared with $145.5 million or 28.8% of net sales for the first quarter of 2006. Our gross margin for the first quarter of 2007 includes $24.4 million of gross margin related to Elk from the date of acquisition. Excluding the gross margin of Elk, we had a gross margin of $112.3 million or 25.7% in the first quarter of 2007. The decrease in our overall gross margin is primarily attributable to a decrease in net sales driven by lower unit volumes and higher raw material costs, including asphalt.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes for the first quarter of 2007 was $25.5 million or 4.8% of net sales, compared to $31.2 million or 6.2% of net sales for the first quarter of 2006. Income before interest expense and income taxes in the first quarter of 2007 included $6.5 million of income before interest expense and income taxes resulting from Elk's operations from the date of acquisition. Excluding the Elk operating results from date of acquisition, income before interest expense and income taxes in the first quarter of 2007 was $19.0 million or 4.3% of net sales. The decrease in first quarter of 2007 income before interest expense and income taxes was primarily due to a decrease in net sales of both residential and commercial roofing products and higher raw material costs, including asphalt, partially offset by lower selling, general and administrative expenses mostly due to lower volume-related distribution costs.

LIQUIDITY AND FINANCIAL CONDITION

         Cash Flows and Cash Position

         Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


these severe weather conditions. Due to the seasonal demands of our business, together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $600.0 million Senior Secured Revolving Credit Facility due February 2012, which we refer to as our Senior Secured Revolving Credit Facility (see Long-Term
Debt), to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

         Net cash outflow from operating and investing activities was $1,171.1 million during the first quarter of 2007, including $974.3 million related to the acquisition of Elk, net of $0.1 million of cash acquired, the reinvestment of $29.9 million for capital programs and an acquisition of land and buildings in Fresno, California and $167.1 million of cash used in operations.

         Cash invested in additional working capital totaled $175.9 million during the first quarter of 2007, reflecting an increase in total accounts receivable of $169.0 million, due to the seasonality of our business, a $15.2 million decrease in inventories to meet our anticipated operating demands and the decline in the housing market, a $2.7 million increase in other current assets and a $19.4 million decrease in accounts payable and accrued liabilities. The net cash provided by operating activities also included a $1.6 million net decrease in the payable to related parties/parent corporations, primarily attributable to a $10.3 million net increase in federal income taxes receivable, pursuant to our Tax Sharing Agreement with our parent corporation, partially offset by an $8.7 million increase in amounts due under our long-term granule supply agreement with an affiliated company.

         Net cash provided by financing activities totaled $1,169.6 million during the first quarter of 2007, including $1,975.7 million of aggregate proceeds from the issuance of long-term debt, related to first quarter of 2007 cumulative borrowings of $649.8 million under our new $600.0 million Senior Secured Revolving Credit Facility and our old $450.0 million Senior

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


Secured Revolving Credit Facility, which we refer to as our Old Senior Secured Revolving Credit Facility. In addition, proceeds from the issuance of long-term debt included $975.0 million under our $975.0 million Term Loan Facility, which we refer to as the Term Loan, $325.0 million under our new $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan and $25.9 million of borrowings under the old Elk Revolving Credit Facility, see (Long-Term Debt). Financing activities also included $772.2 million in aggregate repayments of long-term debt, of which $300.0 million related to first quarter of 2007 cumulative repayments under our Senior Secured Revolving Credit Facility and our Old Senior Secured Revolving Credit Facility and $28.6 million related to repayments under the old Elk Revolving Credit Facility. In addition, repayments of long-term debt included $97.5 million related to our outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, $150.1 million related to our outstanding 8% Senior Notes due 2008, which we refer to as the 2008 Notes, $25.0 million related to the then outstanding Elk 6.28% Senior Notes due 2007, $60.0 million related to the then outstanding Elk 6.99% Senior Notes due 2009, $60.0 million related to the then outstanding Elk 7.49% Senior Notes due 2012 and $50.0 million related to the then outstanding Elk 6.28% Senior Notes due 2014.

         In addition, financing activities also included $33.7 million in financing fees and expenses, related to debt restructuring costs, including the tender premiums and write-off of the remaining deferred financing fees and discounts associated with the aforementioned senior notes and the Old Senior Secured Revolving Credit Facility.

         Acquisitions

         On February 9, 2007, BMCA Acquisition Sub Inc., which we refer to as BMCA Acquisition Sub, and BMCA Acquisition Inc., which together with BMCA Acquisition Sub, we collectively refer to as the Purchasers, both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk, which we refer to as the Merger Agreement. Prior to entering into the Merger Agreement, the Purchasers initiated a tender offer to purchase all outstanding shares of common stock (including the associated Series A participating preferred stock purchase rights) of Elk at a price of $43.50 per share, which we refer to as the Equity Tender Offer. On February 22, 2007, the Equity Tender Offer closed and, as a result thereof (and the purchase of shares from one of its affilates), BMCA Acquisition Sub owned approximately 90% of Elk's shares. On the same date, BMCA Acquisition Sub designated four BMCA senior executives to serve on Elk's board of directors, giving BMCA Acquisition Sub a majority board representation. In accordance with the Merger Agreement, the remaining Elk shares were converted in a second step merger into the right to receive $43.50 per share in cash. On March 26, 2007, BMCA completed the merger, pursuant to which BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of Elk was completed at a purchase price of $974.3 million, net of $0.1 million of cash acquired and net of $195.0 million of the then outstanding Elk senior notes repaid in March 2007.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         We financed the purchase of Elk, and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million five-year senior secured revolving credit facility, a $975.0 million seven-year senior secured term loan facility and a $325.0 million junior lien term-loan loan facility maturing on September 15, 2014. See Long-Term Debt.

         We believe the acquisition of Elk will strategically position us for future growth in the roofing industry and other building products markets. The acquisition is expected to provide us with an increased market leadership position, create comprehensive market leading product offerings, generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies, and leverage the organizational strengths of both BMCA and Elk.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141 "Business Combinations," which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding their fair value being recorded as goodwill. The allocation process will require an analysis of plant, property and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, we used an economic life of 5 to 40 years for land improvements, 10 to 40 years for buildings and building equipment, 3 to 30 years for machinery and equipment, which includes furniture and fixtures, and 5 to 14 years for intangible assets.

         In valuing acquired assets and assumed liabilities, fair values will be based on, but not limited to: future expected discounted cash flows for trade names and customer relationships, current replacement cost for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. We will utilize an independent valuation of the assets and liabilities acquired from Elk and expect this valuation to be completed by the end of the third quarter of 2007. At April 1, 2007, we recorded $603.0 million of goodwill and $16.1 million of intangible assets, related to the acquisition of Elk based on our best estimate at such date. Once the independent valuation is completed, changes to the amounts recorded at April 1, 2007 will be recorded and material adjustments to goodwill may result. The operating results of the Elk acquisition are included in our results of operations from the date of acquisition.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk is completed as of January 1st for each of the three-month periods presented below:

                                               April 1,      April 2,
                                                 2007          2006
                                               --------      --------
                                                     (Millions)

           Net sales .......................   $  603.7      $  748.2
                                               --------      --------
           Income (loss) before interest and
            income taxes ...................       (4.6)         49.4
                                               --------      --------
           Net income (loss) ...............   $  (45.3)     $    5.7
                                               ========      ========

         The unaudited pro-forma consolidated results of operations for the three-month period ended April 1, 2007 above includes $13.6 million of merger related expenses of Elk, $14.7 million of additional net interest expense related to the borrowings in connection with the Elk acquisition effective as of January 1, 2007 and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

         Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

         On March 2, 2007, we acquired two parcels of land and buildings located in Fresno, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of land and buildings. The operating results of the Fresno land and buildings are included in our results of operations from the date of acquisition.

         In connection with the acquisition of Elk, we are evaluating our strategic alternatives with respect to certain manufacturing facilities. This evaluation is expected to be completed by the end of the third quarter of 2007.

         Long-Term Debt

         On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a new $975 million Term Loan, a new $600 million Senior Secured Revolving Credit Facility and a $325 million bridge loan facility, which we refer to as the Bridge Loan, which was replaced by a $325 million Junior Lien Term Loan, collectively the Credit Facilities.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         The initial borrowings under these Credit Facilities were used (i) to pay for shares tendered by Elk shareholders in the Equity Tender Offer, (ii) to repay amounts outstanding under BMCA's Old Senior Secured Revolving Credit Facility, (iii) to make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation, which we refer to as BMMC, of the tender offer and consent solicitation for their 2007 Notes, (iv) to make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 2008 Notes, (v) to pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) to repay all of the existing Elk senior note debt.

         The Senior Secured Revolving Credit Facility has a maturity date of February 22, 2012. All amounts outstanding under the Senior Secured Revolving Credit Facility are secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof, which we refer to as the Senior Secured Revolving Credit Facility Collateral.

         Availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150 million. Loans under the Senior Secured Revolving Credit Facility will bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate, as defined in the Senior Secured Revolving Credit Facility, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability based pricing grid. The Senior Secured Revolving Credit Facility requires us to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions in the overall $600 million commitment, subject to certain conditions as specified in the agreement. In addition, the Senior Secured Revolving Credit Facility provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         In the event of a change of control of BMCA, as defined in the Senior Secured Revolving Credit Facility, the Senior Secured Revolving Credit Facility could be terminated and the loans thereunder accelerated by the holders of that indebtedness.

         The Term Loan will mature on February 22, 2014 unless earlier terminated due to default. All amounts outstanding under the Term Loan are secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral, which we refer to as the Term Loan Collateral, and (ii) a second priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

         Amounts due under the Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Term Loan, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate and Eurodollar Rate, if applicable. The Term Loan requires us to pay unused commitment fees. In addition, the Term Loan provides for optional and mandatory prepayments, subject to certain conditions. The Term Loan also provides the borrowers with the ability to increase the size of the facility by up to $250 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100 million), depending on the ability to obtain commitments from lenders and meet specified conditions.

         Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, each of which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments.

         In the event of a change of control of BMCA, as defined in the Term Loan, the Term Loan could be terminated and the loans thereunder accelerated by the holders of that indebtedness.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         The Bridge Loan was originally set to mature on February 22, 2008, or, to the extent that the Bridge Loan was not repaid by that date, then the Bridge Loan would have converted into a term loan maturing eight years after the initial borrowing under the Bridge Loan, resulting in a termination date of February 22, 2015. We amended and restated the Bridge Loan on March 15, 2007, which became the new Junior Lien Term Loan. See below.

         The Junior Lien Term Loan will terminate on September 15, 2014 unless earlier terminated due to default. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Junior Lien Term Loan, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate, if applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments of borrowings outstanding under the Junior Lien Term Loan, subject to certain conditions.

         Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with other customary covenants, including with respect to mandatory prepayment of loans, and restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments.

         In the event of a change of control of BMCA, as defined in the Junior Lien Term Loan, the Junior Lien Term Loan could be terminated and the loans thereunder accelerated by the holders of that indebtedness.

         On March 12, 2007, BMCA and the Purchasers as borrowers entered into an amendment to the Senior Secured Revolving Credit Facility and on March 15, 2007, BMCA and the Purchasers entered into an amendment to the Term Loan. These amendments did not result in any material changes to the facilities.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         On February 22, 2007, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate principal amount outstanding of the 2007 Notes and $150.1 million, or 96.9%, of the aggregate principal amount outstanding of the 2008 Notes. In connection with the completion of the tender offer for the 2007 Notes and the 2008 Notes in February 2007, substantially all of the covenants included in the indentures governing the 2007 Notes and 2008 Notes were eliminated.

         On March 26, 2007, we repurchased all of Elk's then outstanding $25.0 million in aggregate principal amount of 4.69% Senior Notes due 2007, $60.0 million in aggregate principal amount of 6.99% Senior Notes due 2009, $60.0 million in aggregate principal amount of 7.49% Senior Notes due 2012 and $50.0 million in aggregate principal amount of 6.28% Senior Notes due 2014.

         As of April 1, 2007, we had total outstanding consolidated indebtedness of $2,048.8 million, which amount includes $52.8 million of demand loans to our parent corporation and $16.4 million which matures prior to the end of the first quarter of 2008. Our total outstanding consolidated indebtedness also includes $409.8 million of borrowings outstanding under our $600.0 million Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

         As of April 1, 2007, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the remaining 2007 Notes, the remaining 2008 Notes and the 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes, collectively the Senior Notes. As of April 1, 2007, the book value of the collateral securing the Senior Notes, the Term Loan, the Junior Lien Term Loan and the Senior Secured Revolving Credit Facility was approximately $2,566.9 million.

         At April 1, 2007, the Company had outstanding letters of credit of approximately $51.4 million, which includes approximately $11.0 million of standby letters of credit related to certain obligations of G-I Holdings.

         Fixed Income Interest Rate Swaps

         In March 2007, we began entering into forward-starting Eurodollar rate (LIBOR) based pay fixed income interest rate swaps related to our Term Loan with an effective date of April 23, 2007 and a maturity date of April 23, 2012. If forward interest rates increase during the term of the Term Loan

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


agreement, the swaps become assets on BMCA's consolidated balance sheet and BMCA will receive interest payments on BMCA's quarterly interest payment date for its Term Loan. If forward interest rates decline, the swaps become a liability on BMCA's consolidated balance sheet and BMCA will be obligated to make payments on its quarterly interest payment date for its Term Loan.

         According to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which we refer to as SFAS No. 133, BMCA's hedging activity will be treated as cash flow hedges. At April 1, 2007, we had no ineffectiveness in our hedging transactions. Therefore, for the quarter ending April 1, 2007, we, based on the change in the LIBOR rate, reflected in other noncurrent assets the cumulative changes in the fair value of the derivative (swaps) instrument when compared to cumulative changes in the present value of the expected future interest cash flows that are attributable to changes in the benchmark LIBOR swap rate. BMCA's offset to the related asset was reflected in other comprehensive income. The current period activity therefore marks the derivative (swaps) instrument to market or fair value and adjusts other comprehensive income to the cumulative effect change.

         On each LIBOR reset date, we will test our fixed income interest rate swaps to determine if the swaps contain any ineffectiveness as according to SFAS No. 133. If BMCA's fixed income swaps contain any ineffectiveness as of any subsequent test date, we will reflect the effective portion of the offset to our related asset or liability as a component of other comprehensive income and the ineffective portion will be recorded through our results of operations.

         Since the effective date of the fixed income interest rate swap contracts was April 23, 2007, there was no interest expense/interest income related to the interest rate swaps as of our first quarter ending April 1, 2007.

         At April 1, 2007, based on changes in the closing LIBOR rate as of April 1, 2007, we recorded a fair value gain on our fixed income interest rate swaps of $0.2 million to other noncurrent assets, while the offset was recorded to other comprehensive income, net of tax.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Intercompany Transactions

         We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of April 1, 2007 and April 2, 2006, BMCA Holdings Corporation owed us $56.1 and $55.9 million, including interest of $0.8 and $0.6 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $1.3 and $1.2 million during the first quarter ended April 1, 2007 and April 2, 2006, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.2 and $1.1 million during the first quarter ended April 1, 2007 and April 2, 2006, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at April 1, 2007, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of April 1, 2007 and April 2, 2006. In addition, no loans were owed or other lending activities were entered into by us to other affiliates.

         We also have a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, we refer to as ISP,) an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. Based on services provided to us in 2007 under the ISP Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the ISP Management Agreement, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is estimated to similar to the $6.1 million paid in 2006. We do not expect any changes to the ISP Management Agreement to have a material impact on our results of operations.

         We purchase a substantial portion of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as Minerals, an affiliate and also an affiliate of ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 1, 2007 and the year ended December 31, 2006, we purchased $26.5 and $102.3 million, respectively, of mineral products from Minerals under this contract.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Included in current assets as a tax receivable from parent corporation is $19.4 and $9.1 million at April 1, 2007 and December 31, 2006, respectively, representing amounts paid in excess of amounts due to G-I Holdings under the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

         Income Taxes

         We adopted Financial Accounting Standards Board, which we refer to as FASB, Interpretation, which we refer to as FIN, No. 48, which we refer to as FIN 48, as of January 1, 2007 and, as a result of the adoption of FIN 48, we reviewed certain tax positions and did not need to recognize any material adjustment to our accruals for uncertain tax positions. At January 1, 2007 and April 1, 2007, we had approximately $13.1 and $13.5 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

         For years prior to 2007, we and our subsidiaries were subject to United States federal income tax as well as the income tax of multiple state jurisdictions. We have substantially concluded all United States federal income tax matters for years through 2004. The tax years 2005 and 2006 remain open to examination by the Internal Revenue Service (IRS). Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2006 remain open to examination by the major state taxing jurisdictions to which we are subject.

         Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of the January 1, 2007, we had $1.7 million of accrued interest and $2.1 million of accrued penalties.

         Contingencies

         See Note 12 to Consolidated Financial Statements for information regarding contingencies.

         Economic Outlook

         We do not believe that inflation has had a material effect on our results of operations during the first quarter of 2007. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

         During the first quarter of 2007, the cost of asphalt continued to be high relative to historical levels, which reflects in large part high crude oil prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         To mitigate these and other petroleum-based cost increases, we announced a price increase for the beginning of the second quarter of 2007. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

         Contractual Obligations

         At April 1, 2007, the table below summarizes our significant contractual obligations and commercial commitments including those of Elk from the date of acquisition and excluding our minimum purchase obligations:


                                         EXPIRATION PER PERIOD
                        --------------------------------------------------------
       CONTRACTUAL                  LESS THAN      1-3        4-5      AFTER
       OBLIGATIONS(1)      TOTAL      1 YEAR      YEARS      YEARS     5 YEARS
       --------------      -----      ------      -----      -----     -------
                                               (MILLIONS)
   Long-Term Debt       $  1,995.9   $   15.4   $   33.0   $   22.9   $  1,924.6
   Operating Leases          147.1       24.4       55.2       31.8         35.7
   Interest Expense(2)       995.4      138.6      273.7      268.6        314.5
                        ----------   --------   --------   --------   ----------
     Total              $  3,138.4   $  178.4   $  361.9   $  323.3   $  2,274.8
                        ==========   ========   ========   ========   ==========


(1) For further discussion on our Contractual Obligations related to minimum purchase obligations reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations "Contractual Obligations" in our 2006 Form 10-K. There have been no significant changes to our purchase obligations during the first quarter ended April 1, 2007.

(2) Interest rates on our $325 million Junior Lien Term Loan and our $975 million Term Loan are at variable rates. We have utilized an expected rate of LIBOR (5.50%) plus a specified fixed rate (2.75%) as of April 1, 2007, for purposes of estimating our interest expense on the Term Loan throughout the duration of the loan and an expected rate of LIBOR (5.50%) plus a specified fixed rate of (5.75%) as of April 1, 2007, for purposes of estimating our interest expense on the Junior Lien Term Loan throughout the duration of the loan. A change in these rates due to changes in the prevailing market rates would result in a plus or minus adjustment to our interest expense in the table above. At April 1, 2007, we had $409.8 million of long-term debt related to our Senior Secured Revolving Credit Facility, which at April 1, 2007, bore interest at LIBOR (5.50%) plus a specified fixed rate of (1.50%). Interest expense on this variable rate facility is not included in the above table as it cannot be reasonably estimated due to daily fluctuations in the principal amount of this debt facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         New Accounting Pronouncements

         In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, and as a result of the adoption of FIN 48, we reviewed certain tax positions and did not recognize any material adjustment to our accruals for uncertain tax positions. See Income Taxes.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS No. 157 beginning in our first quarter of 2008 and, therefore, have not yet determined the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

         In September 2006, the FASB issued FASB Staff Position, which we refer to as FSP, AUG AIR-1 "Accounting for Planned Major Maintenance Activities" which we refer to as FSP AUG AIR-1, which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 in our first quarter of 2007. FSP AUG AIR-1 did not have a material effect on our consolidated financial statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which we refer to as SFAS No. 159. SFAS No. 159 permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial-statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. We will adopt the provisions of SFAS No. 159 beginning in our first quarter of 2008 and therefore, have not yet determined the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

                                      * * *


FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved. See also the "Risk Factors" in our 2006 Form 10-K and the risks identified in Part II of this Form 10-Q.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of April 1, 2007. Beginning in March 2007, BMCA entered into fixed income interest rate swaps to hedge against fluctuations in the variable interest rate of our $975.0 million Term Loan. See Note 5 to Consolidated Financial Statements.

                         ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the first quarter of fiscal year 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         As of April 1, 2007, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 12 to consolidated financial statements in Part I.

ITEM 1A.    RISK FACTORS

OUR SUBSTANTIAL LEVERAGE COULD IMPAIR OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR EXISTING DEBT AND RESTRICT OUR FUTURE OPERATIONS.

         We have substantial outstanding debt and, as a result, significant debt service obligations. At April 1, 2007, we had total outstanding consolidated debt of $2,048.8 million (including $52.8 million of loans payable to our parent corporation). Our substantial outstanding debt has important consequences, including the risk that we may not generate sufficient cash flow from operations to pay the principal and interest on our debt or to invest in our businesses. We may not be able to satisfy our obligations from our cash flow from operations and refinancings. If we cannot, we might be able to raise cash to satisfy our obligations through potential sales of assets or equity. Our ability to do so, however, depends on our results of operations, market conditions, restrictions contained in our senior secured credit facilities and the indentures relating to our senior notes and other factors. If we are unable to refinance debt or raise funds through sales of assets or equity or otherwise, we may be unable to pay principal and interest potentially causing foreclosure by our creditors on our assets and potentially rendering us unable to continue as a going concern.

         Our substantial leverage could have additional important consequences to our business, including:

         o limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, debt service requirements and other general corporate purposes;

         o reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, and other general corporate requirements because we will be required to use a significant portion of our cash flow to service our debt obligations;

                    BUILDING MATERIALS CORPORATION OF AMERICA

         o increasing our vulnerability to general economic downturns and adverse industry conditions;

         o increasing our exposure to interest rate increases because a portion of our borrowings is at variable interest rates; and

         o placing us at a competitive disadvantage to competitors that have less relative amounts of debt.

         In addition, subject to covenants contained in our new senior secured revolving credit facility, term loan facility, junior lien term loan facility and the indentures relating to our senior notes, we may incur significant additional debt in the future. To the extent we incur any additional debt, the risks discussed above will be intensified. Moreover, some of the debt we may incur may be secured by first- and second-priority liens in the collateral securing our new senior secured credit facilities.

RISKS RELATED TO OUR BUSINESS

THERE CAN BE NO ASSURANCE THAT ELK CAN BE COMBINED SUCCESSFULLY WITH OUR BUSINESS. FAILURE TO COMBINE THE BUSINESSES SUCCESSFULLY COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         The integration of separately managed companies involves a number of risks, including but not limited to, the following:

         o the difficulty of integrating the corporate and administrative infrastructures of BMCA and Elk;

         o        the potential disruption of both companies' businesses;

         o the diversion of management's attention and other resources from the management of daily operations to the integration of operations;

         o the process of integrating may be more complex and require a longer time frame to achieve a successful integration;

         o the potential adverse effect of the business combination on relationships with key suppliers and customers;

         o the difficulty in the assimilation of different corporate cultures and practices and of coordinating geographically dispersed organizations; and

         o        expenses of any undisclosed or potential legal liabilities.

         We may not be able to maintain the level of net sales, earnings or operating efficiency that BMCA and Elk had achieved or might have achieved separately. Failure to combine the businesses successfully could cause a material adverse effect on our business and results of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE ANTICIPATED SYNERGIES FROM OUR ACQUISITION OF ELK.

         We consummated the Elk acquisition with the expectation that it will result in beneficial synergies, such as cost savings and enhanced growth. Any success in realizing these benefits and the timing of this realization, if any, depend upon the successful integration of the operations of Elk into BMCA, and upon general and industry-specific economic factors. The integration of two independent companies is a complex, costly and time-consuming process. As a result, we may not achieve synergies in amounts anticipated or at all and any savings may be more costly to achieve than we planned.

         In connection with the acquisition, we have identified potential annual cost savings. We also believe other cost savings opportunities exist. The anticipated savings opportunities are based on projections and assumptions, all of which are subject to change. We cannot assure you, however, that we will be able to achieve our expected cost savings and any other cost savings opportunities, that any identified cost savings will be achieved in a timely manner or that other unexpected costs will not offset any savings we do achieve. A variety of risks could cause us not to achieve the expected cost savings, including among others:

         o delays in the anticipated timing of activities related to our cost savings plan; and

         o        other unexpected costs associated with operating the business.

         Because some of the measures will take time to implement, any cost savings we achieve will not immediately affect our financial results in the amounts presented. Our failure to achieve our expected annual cost savings could have a material adverse effect on our financial condition and results of operations.

THE LOSS OF ONE OR TWO LARGE CUSTOMERS COULD WEAKEN OUR BUSINESS AND RESULTS OF OPERATIONS.

         During 2006, sales to The Home Depot and American Builders & Contractors Supply Company each represented more than 10% of BMCA's overall net sales. American Builders & Contractors Supply Company also accounted for approximately 19% of Elk's consolidated sales in its 2006 fiscal year. If we lose either or both of these customers or other significant customers, or experience extended delays or cancellations of significant volume or a significant decline in the level of purchases from either or both of them or other significant customers, our net sales could decline and our business, financial condition and results of operations could be significantly harmed.

                    BUILDING MATERIALS CORPORATION OF AMERICA

INCREASES IN LABOR UNION ORGANIZING ACTIVITY AND WORK STOPPAGES AT OUR FACILITIES OR THE FACILITIES OF OUR SUPPLIERS COULD WEAKEN OUR FINANCIAL PERFORMANCE.

         Our financial performance is affected by the availability of qualified manufacturing personnel. At December 31, 2006, approximately 32% of BMCA's employees were represented by fourteen labor unions. At June 30, 2006, approximately 15% of Elk's employees were also represented by labor unions. Our business, financial condition and results of operations could suffer if a strike or other type of conflict with personnel arises or if we become the subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.


ITEM 6.     EXHIBITS

Exhibit
Number      Description
------      -----------

10.1 Revolving Credit Agreement, dated as of February 22, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders, initial issuing bank and swing line bank named therein, as initial lenders, initial issuing bank and swing line bank; Deutsche Bank AG New York Branch, as collateral monitoring agent and administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to BMCA's Current Report on Form 8-K dated February 22, 2007).

10.2 Amendment No. 1 to the Revolving Credit Agreement, dated as of March 12, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders, initial issuing bank and swing line bank named therein, as initial lenders, initial issuing bank and swing line bank; Deutsche Bank AG New York Branch, as collateral monitoring agent and administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.2 to BMCA's Current Report on Form 8-K dated March 15, 2007).

10.3 Term Loan Agreement, dated as of February 22, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.2 to BMCA's Current Report on Form 8-K dated February 22, 2007).

10.4 Amendment No. 1 to the Term Loan Agreement, dated as of March 15, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.3 to BMCA's Current Report on Form 8-K dated March 15, 2007).

10.5 Bridge Loan Agreement, dated as of February 22, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG Cayman Islands Branch, as collateral agent and administrative agent; Deutsche Bank AG Cayman Islands Branch and Bear Stearns Corporate Lending Inc., as joint lead arrangers; and Deutsche Bank AG Cayman Islands Branch, Bear Stearns Corporate Lending Inc. and JPMorgan Chase Bank, N.A., as joint book managers (incorporated by reference to Exhibit 10.3 to BMCA's Current Report on Form 8-K dated February 22, 2007).

10.6 Junior Lien Term Loan Agreement, (amending and restating in its entirety the Bridge Loan Agreement dated as of February 22,
            2007)dated as of March 15, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the lenders named therein, as lenders; Deutsche Bank AG New York Branch, as collateral agent and administrative agent; Deutsche Bank Securities, Inc., Bear Stearns & Co. Inc., and J.P. Morgan Securities, Inc. as joint lead arrangers and joint book managers; and Deutsche Bank AG Cayman Islands Branch, Bear Stearns Corporate Lending Inc. and J.P. Morgan Securities, Inc., as documentation agent, and Bear Stearns & Co. Inc., as syndication agents (incorporated by reference to Exhibit 10.1 to BMCA's Current Report on Form 8-K dated March 15, 2007).

31.1        Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive
            Officer.

31.2        Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial
            Officer.

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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



DATE:    May 16, 2007                  BY:  /s/John F. Rebele
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


DATE:    May 16, 2007                  BY:  /s/James T. Esposito
       -----------------                  ----------------------
                                          James T. Esposito
                                          Vice President and Controller
                                          (Chief Accounting Officer)