Form 10-Q
period 2007-09-30
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2007-11-14
CIK 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 14, 2007, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of November 14, 2007, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of November 14, 2007, no shares of the registrant or the additional registrant were held by non-affiliates.

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
                                                                                      (973) 628-3000


                                     PART I - FINANCIAL INFORMATION
                                      ITEM 1 - FINANCIAL STATEMENTS


                                BUILDING MATERIALS CORPORATION OF AMERICA

                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         (DOLLARS IN THOUSANDS)

                                           THIRD QUARTER ENDED                NINE MONTHS ENDED
                                      ----------------------------      ----------------------------
                                       SEPT. 30,         OCT. 1,         SEPT. 30,         OCT. 1,
                                         2007             2006             2007             2006
                                      -----------      -----------      -----------      -----------

Net sales .......................     $   680,741      $   530,349      $ 1,874,002      $ 1,571,213
                                      -----------      -----------      -----------      -----------
Costs and expenses, net:

  Cost of products sold .........         493,434          372,250        1,372,316        1,100,842
  Selling, general and
   administrative................         134,078          114,682          383,067          347,562
  Amortization of intangible
   assets .......................           3,938               --            3,938               --
  Restructuring and other
   expenses .....................          24,628               --           79,622               --
  Other (income) expense, net ...            (982)             132           (1,359)            (386)
                                      -----------      -----------      -----------      -----------
   Total costs and expenses, net.         655,096          487,064        1,837,584        1,448,018
                                      -----------      -----------      -----------      -----------
Income before interest expense
 and income taxes ...............          25,645           43,285           36,418          123,195
Interest expense ................         (44,289)         (15,771)        (139,237)         (46,352)
                                      -----------      -----------      -----------      -----------
Income (loss) before income
 taxes ..........................         (18,644)          27,514         (102,819)          76,843
Income tax (expense) benefit ....           7,463          (10,455)          31,874          (29,200)
                                      -----------      -----------      -----------      -----------
Net income (loss) ...............     $   (11,181)     $    17,059      $   (70,945)     $    47,643
                                      ===========      ===========      ===========      ===========











The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                BUILDING MATERIALS CORPORATION OF AMERICA

                                       CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       SEPT. 30, 2007       DEC. 31,
                                                                         (UNAUDITED)         2006
                                                                         -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents ........................................     $    34,500      $     7,777
  Accounts receivable, trade, less allowance of $4,162 and $1,319 in
   2007 and 2006, respectively .....................................         424,286          190,859
  Accounts receivable, other .......................................          12,309            5,599
  Income tax receivable ............................................          11,968               --
  Income tax receivable from parent corporation ....................          10,016            9,132
  Inventories, net .................................................         262,025          238,709
  Deferred income tax assets .......................................          37,073           21,710
  Other current assets .............................................          16,897           12,209
  Discontinued operations - current assets .........................           2,844               --
                                                                         -----------      -----------
    Total Current Assets ...........................................         811,918          485,995
Property, plant and equipment, net .................................         685,148          411,729
Goodwill ...........................................................         635,303           64,794
Intangible assets ..................................................         235,632               --
Other noncurrent assets ............................................         125,393           67,323
Discontinued operations - noncurrent assets ........................           1,355               --
                                                                         -----------      -----------
Total Assets .......................................................     $ 2,494,749      $ 1,029,841
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt .............................     $    16,770      $   102,918
  Accounts payable .................................................         143,078           90,951
  Payable to related parties .......................................          17,322            5,952
  Loans payable to parent corporation ..............................          52,840           52,840
  Accrued liabilities ..............................................         169,903          101,382
  Product warranty claims ..........................................          13,500            9,000
  Discontinued operations - current liabilities ....................             931               --
                                                                         -----------      -----------
    Total Current Liabilities ......................................         414,344          363,043
                                                                         -----------      -----------
Long-term debt .....................................................       1,840,523          484,406
                                                                         -----------      -----------
Product warranty claims ............................................          28,319           17,972
                                                                         -----------      -----------
Deferred income tax liabilities ....................................         134,807           39,551
                                                                         -----------      -----------
Other liabilities ..................................................          89,929           62,664
                                                                         -----------      -----------
Commitments and Contingencies - Note 14
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible Preferred Stock,
    $.01 par value per share; 400,000 shares
    authorized; no shares issued ...................................              --               --
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .........................................               1                1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 shares issued and
    outstanding in 2007 and 2006 ...................................              --               --
  Loans receivable from parent corporation .........................         (56,179)         (56,031)
  Retained earnings ................................................          47,084          118,201
  Accumulated other comprehensive income (loss) ....................          (4,079)              34
                                                                         -----------      -----------
    Total Stockholders' Equity (Deficit) ...........................         (13,173)          62,205
                                                                         -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit) ...............     $ 2,494,749      $ 1,029,841
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

                        BUILDING MATERIALS CORPORATION OF AMERICA

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                            ----------------------------
                                                             SEPT. 30,         OCT. 1,
                                                               2007             2006
                                                            -----------      -----------
Cash and cash equivalents, beginning of period ........     $     7,777      $     6,882
                                                            -----------      -----------
Cash provided by (used in) operating activities:
  Net income (loss) ...................................         (70,945)          47,643
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depreciation ....................................          50,655           36,582
      Amortization ....................................           6,495            2,161
      Restructuring and other expenses ................          97,647               --
      Deferred income taxes ...........................         (36,141)          (2,422)
      Noncash interest charges ........................           7,858            3,926
  Increase in working capital items ...................         (57,804)        (179,648)
  Increase in product warranty claims .................           1,172            3,646
  Increase in other assets ............................          (5,187)          (1,164)
  Increase (decrease) in other liabilities ............           4,760             (116)
  Change in net receivable from/payable to related
    parties/parent corporations .......................          10,486            3,070
  Other, net ..........................................             577              629
                                                            -----------      -----------
Net cash provided by (used in) operating activities ...           9,573          (85,693)
                                                            -----------      -----------

Cash used in investing activities:
  Acquisition of ElkCorp, net of cash acquired of
   $0.1 million .......................................        (944,838)              --
  Capital expenditures and acquisitions ...............         (67,113)         (54,830)
                                                            -----------      -----------
Net cash used in investing activities .................      (1,011,951)         (54,830)
                                                            -----------      -----------
Cash provided by financing activities:
  Proceeds from issuance of long-term debt ............       2,318,749          684,000
  Purchase of industrial development revenue bond
   certificates issued by the Company .................              --           (6,325)
  Repayments of long-term debt ........................      (1,254,005)        (535,256)
  Distributions to parent corporation .................            (171)            (521)
  Loan to parent corporation ..........................            (148)            (141)
  Financing fees and expenses .........................         (35,324)          (1,990)
                                                            -----------      -----------
Net cash provided by financing activities .............       1,029,101          139,767
                                                            -----------      -----------
Net change in cash and cash equivalents ...............          26,723             (756)
                                                            -----------      -----------
Cash and cash equivalents, end of period ..............     $    34,500      $     6,126
                                                            ===========      ===========






                                   -continued-

                    BUILDING MATERIALS CORPORATION OF AMERICA

                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                ------------------------
                                                                SEPT. 30,       OCT. 1,
                                                                   2007           2006
                                                                ---------      ---------
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
  Increase in accounts receivable trade and accounts
   receivable other .......................................      (143,409)       (68,934)
  Increase in income tax receivable .......................        (4,623)            --
  (Increase) decrease in inventories, net .................        93,545        (76,363)
  (Increase) decrease in other current assets .............         6,163           (341)
  Increase (decrease) in accounts payable .................        13,731        (29,205)
  Increase (decrease) in accrued liabilities ..............         7,616         (4,805)
  Payments for restructuring and other expenses ...........       (30,827)            --
                                                                ---------      ---------
  Net effect on cash from increase in working capital items     $ (57,804)     $(179,648)
                                                                =========      =========
  Cash paid during the period for:
    Interest (net of amount capitalized of $2,167 and
      $1,801 in 2007 and 2006, respectively) ..............     $ 104,284      $  45,822
    Income taxes (including federal income taxes paid
      to parent corporation pursuant to a tax sharing
      agreement of $0 and $24,101 in 2007 and 2006,
      respectively) .......................................         1,658         25,029















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. On February 22, 2007, ("date of acquisition") a subsidiary of BMCA acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 2 for a description of the acquisition. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2007, and the results of its operations and its cash flows for the third quarter and nine months ended September 30, 2007 and October 1, 2006, respectively. All adjustments are of a normal recurring nature, except restructuring and other expenses recorded in the Company's second quarter ended July 1, 2007 and third quarter ended September 30, 2007 due to the acquisition of Elk. Net sales of roofing products and specialty building products and accessories are generally seasonal in nature. Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on February 16, 2007 (the "2006 Form 10-K").

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A reporting entity must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 became effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"), which amended FIN 48 to provide guidance on how a reporting entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position will be considered effectively settled and any previously unrecognized tax benefits should be recognized based on the terms of settlement if (a) the taxing authority has completed its examination, including all appeals, (b) the reporting entity does not intend to appeal

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

or litigate any aspect of the tax position; and (c) based on the taxing authority's policies and practices, the reporting entity considers it remote that the taxing authority will re-examine the tax position. The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and as a result of the adoption, the Company reviewed certain tax positions and did not recognize any material adjustment to its accruals for uncertain tax positions. See Note 13.

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

         In September 2006, the FASB issued FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1") which prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities. FSP AUG AIR-1 had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FSP AUG AIR-1 in its first quarter of 2007. FSP AUG AIR-1 has not had a material effect on the Company's consolidated financial statements.

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

provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. The Company will adopt the provisions of SFAS No. 159 beginning in its first quarter of 2008 and, therefore, has not yet determined the effect, if any, the adoption of SFAS No. 159 will have on its results of operations or financial position.

NOTE 2.  ACQUISITIONS

         On February 9, 2007, BMCA Acquisition Sub Inc. ("BMCA Acquisition Sub") and BMCA Acquisition Inc. (collectively the "Purchasers"), both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk (the "Merger Agreement"). On February 22, 2007, an equity tender offer closed, and, as a result thereof (and the purchase of shares from one of its affiliates), BMCA Acquisition Sub owned approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were converted in a second step merger into the right to receive $43.50 per share in cash. On March 26, 2007, BMCA completed the merger, pursuant to which BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $944.8 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were repaid in March 2007.

         The Company financed the purchase of Elk and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company's new senior secured credit facilities consist of a $600.0 million five-year senior secured revolving credit facility, a $975.0 million seven-year senior secured term loan facility and a $325.0 million junior lien term loan facility maturing on September 15, 2014. See Note 6.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 2.  ACQUISITIONS - (CONTINUED)

         The Company believes the acquisition of Elk will strategically position it for future growth in the roofing industry and other building products markets. The acquisition is expected to provide the Company with an increased market leadership position, create comprehensive market-leading product offerings, generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies, and leverage the organizational strengths of both BMCA and Elk.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations," ("SFAS No. 141") which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. The allocation process required an analysis of plant, property and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others, to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, the Company used an estimated economic life of 5 to 40 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 30 years for machinery and equipment, which includes furniture and fixtures, and 1 to 25 years for intangible assets.

         In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to: future expected discounted cash flows for trade names and customer relationships; current replacement costs for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. The Company performed a valuation analysis of the assets and liabilities acquired from Elk, which was substantially completed during the three-month period ended September 30, 2007, and the Company expects to finalize its purchase price allocation during the fourth quarter of 2007. At September 30, 2007, the Company recorded $570.5 million of goodwill and $235.6 million of intangible assets, net of amortization of $3.9 million (see Note 5), related to the acquisition of Elk based on the completion of its valuation analysis. The operating results of the Elk acquisition are included in the Company's results of operations from the date of acquisition.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 2.  ACQUISITIONS - (CONTINUED)

         The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk was completed as of January 1st for each of the three-month and nine-month periods presented below:

                               THIRD QUARTER ENDED       NINE MONTHS ENDED
                               --------------------   ------------------------
                               SEPT. 30,    OCT. 1,    SEPT. 30,      OCT. 1,
                                 2007        2006       2007           2006
                               --------    --------   ----------    ----------
                                                (MILLIONS)

Net sales ................     $  680.7    $  748.5   $  1,947.7    $  2,274.3
                               --------    --------   ----------    ----------
Income before interest and
 income taxes ............         23.8        61.4          6.7         184.4
                               --------    --------   ----------    ----------
Net income (loss) ........     $  (13.9)   $   14.0   $   (100.1)   $     43.7
                               ========    ========   ==========    ==========

         The unaudited pro-forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2007 include $31.8 and $97.6 million pre-tax ($21.9 and $67.3 million after-tax) of restructuring and other expenses, respectively, of which $7.2 and $18.0 million pre-tax ($5.0 and $12.4 million after-tax) was included in cost of products sold, respectively, related to the acquisition of Elk. In addition, the unaudited pro-forma consolidated results of operations for the nine-month period ended September 30, 2007 above includes $13.6 million of merger-related expenses of Elk and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

         The Company's pro-forma results include a reduction in compensation expense related to Elk employees who were terminated due to the acquisition of Elk of $1.2 and $3.1 million for the three-month periods ended September 30, 2007 and October 1, 2006, respectively and $6.0 and $9.2 million for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively.

         The Company's pro-forma results also include a reduction in lease expense for excess lease capacity at two Elk facilities. The reduction in lease expense was computed based on the remaining lease payments discounted on a present value basis, straight-lined over the applicable pro-forma period with the present value offset being recorded in interest expense. For the three-month periods ended September 30, 2007 and October 1, 2006, the Company

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 2.  ACQUISITIONS - (CONTINUED)

recorded an increase/(decrease) in lease expense of $0.5 and $(0.5) million, respectively and an (increase)/decrease to interest expense of $0.3 and $(0.3) million, respectively. For the nine-month periods ended September 30, 2007 and October 1, 2006, the Company recorded a reduction in lease expense of $0.5 and $1.6 million, respectively and an increase to interest expense of $0.3 and $0.9 million, respectively.

         In addition, the Company's pro-forma results for the three-month period ended October 1, 2006 and the nine-month periods ended September 30, 2007 and October 1, 2006 include additional interest expense associated with variable rate debt instruments based on LIBOR plus a specified fixed margin, due to the acquisiton of Elk. A 1/8% change in these variable interest rates would result in a plus or minus $0.5 million in interest expense for the three-month period ended October 1, 2006 and a plus or minus $0.3 and $1.4 million in interest expense for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively.

         Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

         During the second quarter of 2007, the Company initiated the implementation of a restructuring plan (the "2007 Restructuring Plan"), which was formulated in connection with the February 22, 2007 acquisition of Elk (see
Note 3). In connection with the acquisition of Elk, the Company currently identified $69.6 million in purchase accounting adjustments, which primarily relate to the establishment of a change of control accrual, employee severance payments to former Elk employees and integration-related expenses, which include Elk inventory-related valuation write-downs, lease termination expenses and other integration-related expenses. Furthermore, the Company substantially completed its valuation analysis of property, plant and equipment and intangible assets acquired from Elk during its three-month period ended September 30, 2007. The Company accounts for its purchase accounting adjustments in accordance with the provisions of SFAS No. 141. The Company has incurred $64.0 million of the aforementioned purchase accounting adjustments as of September 30, 2007, of which $3.2 million was

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 2.  ACQUISITIONS - (CONTINUED)

incurred in the third quarter of 2007, $54.6 million was incurred in the second quarter of 2007 and $6.2 million was incurred in the first quarter of 2007(see table below), and which are included in the purchase price allocation. The Company expects to accrue the remaining $5.6 million of identified purchase accounting adjustments as incurred and make the remaining cash payments related to its accrual by its first quarter ending 2008.

         The Company's employee severance payments included the termination of approximately 125 Elk employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

                                                                  EMPLOYEE    DISCONTINUED
                                                  INTEGRATION     SEVERANCE    OPERATIONS   CHANGE OF
PURCHASE ACCOUNTING ACCRUALS                        EXPENSES      PAYMENTS      EXPENSES     CONTROL        TOTAL
----------------------------                        --------      --------      --------     --------      --------
                                                                              (THOUSANDS)
Beginning Balance, as of December 31, 2006          $     --      $     --      $     --     $     --      $     --

Accrued costs incurred due to the acquisition
of Elk                                                 5,785            --           415           --         6,200
                                                    --------      --------      --------     --------      --------

Balance, as of April 1, 2007                           5,785            --           415           --         6,200

Additional accrued costs incurred due to the
acquisition of Elk                                    19,624         2,400            --           --        22,024

Accrued costs incurred related to change
 in control escrow account                                --            --            --       32,574        32,574

Cash Payments                                           (224)       (1,773)           --           --        (1,997)

Amount charged to directly write-off inventory        (4,071)           --            --           --        (4,071)

Non-cash items                                            --            --            --       (8,889)       (8,889)
                                                    --------      --------      --------     --------      --------
Balance, as of July 1, 2007                           21,114           627           415       23,685        45,841

Additional accrued costs incurred due
 to the acquisition of Elk                             3,250            --            --           --         3,250

Cash payments                                         (2,446)         (577)           --           --        (3,023)

Amount charged to directly write-off
 inventory                                              (517)           --            --           --          (517)

Non-cash items                                            --            --            --       (7,456)       (7,456)
                                                    --------      --------      --------     --------      --------
Ending Balance, as of September 30, 2007            $ 21,401      $     50      $    415     $ 16,229      $ 38,095
                                                    ========      ========      ========     ========      ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 3.  RESTRUCTURING AND OTHER EXPENSES

         During the second quarter of 2007, the Company initiated its 2007 Restructuring Plan, which was formulated in connection with the acquisition of Elk on February 22, 2007. The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk, to reduce the Company's current cost structure and is expected to be fully implemented by the end of the Company's first quarter of 2008. The Company accounts for its restructuring activities in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

         In connection with the acquisition of Elk, the Company has identified approximately $114.6 million in restructuring and other expenses, of which $49.8 million relates to property, plant and equipment write-downs at certain of its existing manufacturing facilities and $18.4 million of plant closing expenses. The plants included in restructuring and other expenses reflected above were Erie, Pennsylvania; Stockton, California; Millis, Massachusetts; Mobile, Alabama; Dallas, Texas and Hollister, California. Restructuring and other expenses also include $2.0 million in employee severance payments and $44.4 million in integration-related expenses, which primarily consist of $18.0 million of inventory-related valuation write-downs, $1.4 million of lease termination expenses and $25.0 million of other integration expenses. The Company recorded $97.6 million of the aforementioned restructuring and other expenses as of September 30, 2007, $31.8 million of which was recorded in the third quarter of 2007, of which $7.2 million was charged to cost of products sold and $24.6 million was charged to restructuring and other expenses in the Company's statement of operations. In the second quarter of 2007 the Company recorded $65.8 million of restructuring and other expenses, of which $10.8 million was charged to cost of products sold and $55.0 million was charged to restructuring and other expenses in the Company's statement of operations. The Company expects to incur the remaining $17.0 million of identified restructuring and other expenses and make the remaining cash payments related to its accrual by its first quarter ending 2008.

         The Company's employee severance payments included the termination of approximately 70 BMCA employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 3.  RESTRUCTURING AND OTHER EXPENSES - (CONTINUED)


                                                       PP&E         PLANT        EMPLOYEE
RESTRUCTURING AND                                     WRITE-       CLOSING       SEVERANCE   INTEGRATION
OTHER EXPENSES                                         DOWN        EXPENSES      PAYMENTS      EXPENSES        TOTAL
-----------------                                    --------      --------      --------      --------      --------
                                                                               (THOUSANDS)
Beginning Balance, as of
 December 31, 2006                                   $     --      $     --      $     --      $     --      $     --

Accrued costs incurred due to the acquisition
of Elk                                                     --            --            --            --            --
                                                     --------      --------      --------      --------      --------
Balance, as of April 1, 2007                               --            --            --            --            --

Additional accrued costs incurred
 due to the acquisition of Elk                         41,919         7,234         2,000        14,640        65,793

Cash Payments                                              --        (2,784)         (800)       (1,800)       (5,384)

Amount charged to property, plant and equipment
for asset write-down                                  (41,919)           --            --            --       (41,919)
                                                     --------      --------      --------      --------      --------
Balance, as of July 1, 2007                                --         4,450         1,200        12,840        18,490

Additional accrued costs incurred due to the
acquisition of Elk                                      7,888         4,475            --        19,491        31,854

Cash payments                                              --        (4,475)       (1,200)      (19,768)      (25,443)

Amount charged to property, plant and equipment
for asset write-down                                   (7,888)           --            --            --        (7,888)

Amount charged to write-off inventory                      --        (1,545)           --           (31)       (1,576)

Non-cash items                                             --            --            --          (488)         (488)
                                                     --------      --------      --------      --------      --------
Ending Balance, as of September 30, 2007             $     --      $  2,905      $     --      $ 12,044      $ 14,949
                                                     ========      ========      ========      ========      ========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  INVENTORIES

         Inventories consisted of the following as of September 30, 2007 and December 31, 2006, respectively. Inventories as of September 30, 2007, include Elk from the date of acquisition.

                                               SEPTEMBER 30,        DECEMBER 31,
                                                    2007                2006
                                                 ---------           ---------
                                                          (THOUSANDS)

Finished goods                                   $ 181,724           $ 173,338
Work-in process                                     24,352              25,930
Raw materials and supplies                          77,851              64,686
                                                 ---------           ---------
Total                                              283,927             263,954
Less LIFO reserve                                  (21,902)            (25,245)
                                                 ---------           ---------
Inventories                                      $ 262,025           $ 238,709
                                                 =========           =========


NOTE 5.  INTANGIBLE ASSETS

         The Company accounts for its intangible assets acquired in connection with the acquisition of Elk in accordance with the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure about actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of September 30, 2007, the Company has not recorded any impairment losses related to its intangible assets and has not written-off any acquired research and development assets.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  INTANGIBLE ASSETS - (CONTINUED)

         Intangible assets, all of which were acquired from Elk, consisted of the following as of September 30, 2007.

                                                         SEPTEMBER 30, 2007
                                       --------------------------------------------------
                                                         GROSS
                                       AMORTIZATION    CARRYING    ACCUMULATED      NET
                                          PERIOD        AMOUNT    AMORTIZATION    AMOUNT
                                       ------------    --------    -----------   --------
                                                           (THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
----------------------------
   Customer Relationships                  20 yrs.     $152,300     $  1,904     $150,396
   Trademark/Trade Names                  15-25 yrs.     59,500          605       58,895
   Core Technology                         10 yrs.       25,000          625       24,375
   Roofing Backlog - Current                 1 yr           780          780           --
   Computer Software                        2 yrs.          190           24          166
                                                       --------     --------     --------
     Amortized Intangible
         Assets                                        $237,770     $  3,938     $233,832
                                                       --------     --------     --------


NON-AMORTIZED INTANGIBLE ASSETS:
--------------------------------
   Regulatory Permits                     Indefinite      1,800           --        1,800
                                                       --------     --------     --------
     Non-Amortized Intangible Assets                   $  1,800     $     --     $  1,800
                                                       --------     --------     --------

     Intangible Assets, net                            $239,570     $  3,938     $235,632
                                                       ========     ========     ========


         At the completion of its valuation analysis of the assets and liabilities acquired from Elk during the three-month period ended September 30, 2007, the Company recorded $235.6 million of intangible assets, net of amortization of $3.9 million. The following table illustrates, as of September 30, 2007, the amount of estimated amortization expense the Company expects to record in its statement of operations related to intangible assets for each of the next five years and thereafter.

                                           (THOUSANDS)
                           2008             $ 12,633
                           2009               12,609
                           2010               12,538
                           2011               12,538
                           2012               12,538
                           Thereafter        170,976
                                            --------
                           Total            $233,832
                                            ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 2007 and December 31, 2006:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                    2007               2006
                                                 -----------        -----------
                                                           (THOUSANDS)

8% Senior Notes due 2007                         $     2,456        $    99,940
8% Senior Notes due 2008                               4,872            154,838
7 3/4% Senior Notes due 2014                         250,613            250,680
Borrowings under the Old Senior
 Secured Revolving Credit Facility                        --             60,000
Borrowings under the Senior Secured
 Revolving Credit Facility                           281,000                 --
Term Loan                                            967,706                 --
Junior Lien Term Loan                                325,000                 --
Industrial development revenue bonds
 with various interest rates and
 maturity dates to 2029                                7,710              7,795
Chester Loan                                           8,984             11,133
Other notes payable                                    8,952              2,938
                                                 -----------        -----------
    Total                                          1,857,293            587,324
Less current maturities                              (16,770)          (102,918)
                                                 -----------        -----------

Long-term debt less current
 maturities                                      $ 1,840,523        $   484,406
                                                 ===========        ===========


         On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a new $975 million term loan facility (the "Term Loan"), a new $600 million revolving credit facility (the "Senior Secured Revolving Credit Facility") and a $325 million bridge loan facility (the "Bridge Loan"), which was replaced by a $325 million junior lien term loan facility (the "Junior Lien Term Loan") (collectively the "Credit Facilities").

         The initial borrowings under the Credit Facilities were used (i) to pay for shares tendered by Elk shareholders in an equity tender offer, (ii) to repay amounts outstanding under BMCA's old $450.0 million Senior Secured Revolving Credit Facility (the "Old Senior Secured Revolving Credit Facility"), (iii) to make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation ("BMMC") of the tender offer

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  LONG-TERM DEBT - (CONTINUED)

and consent solicitation for their 8% Senior Notes due 2007 (the "2007 Notes"),
(iv) to make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 8% Senior Notes due 2008 (the "2008 Notes"), (v) to pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) to repay all of the existing Elk senior note debt.

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

         Availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150 million. Loans under the Senior Secured Revolving Credit Facility will bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrowers' option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability based pricing grid. The Senior Secured Revolving Credit Facility requires the Company to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions in the overall $600 million commitment, under certain conditions. In addition, the Senior Secured Revolving Credit Facility provides for optional and mandatory pre-payments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Senior Secured Revolving Credit Facility could be accelerated by the holders of that indebtedness. On March 12, 2007, the Senior Secured Revolving Credit Facility was amended, which did not result in any material changes to the facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  LONG-TERM DEBT - (CONTINUED)

         The Term Loan will mature on February 22, 2014. All amounts outstanding under the Term Loan are secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral"), and (ii) a second priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

         Amounts due under the Term Loan will bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Term Loan, at the borrowers' option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the base rate and Eurodollar rate, if applicable. The Term Loan requires the Company to pay unused commitment fees. In addition, the Term Loan provides for optional and mandatory pre-payments under certain conditions. The Term Loan also provides the borrowers with the ability to increase the size of the facility by up to $250 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, each of which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Term Loan could be accelerated by the holders of that indebtedness. On March 15, 2007, the Term Loan was amended, which did not result in any material changes to the facility.

         The Bridge Loan would have converted into a term loan maturing on February 22, 2015, however it was amended and restated on March 15, 2007, and redesignated as the Junior Lien Term Loan.

         The Junior Lien Term Loan matures on September 15, 2014. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral, and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan will bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Junior Lien Term Loan at the borrowers' option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the base rate or Eurodollar rate, as applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments under certain conditions.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  LONG-TERM DEBT - (CONTINUED)

         Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Junior Lien Term Loan could be accelerated by the holders of that indebtedness.

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

         As of September 30, 2007, the Company had total outstanding consolidated indebtedness of $1,910.1 million, which amount includes $52.8 million of demand loans to its parent corporation and $16.8 million that matures prior to the end of the third quarter of 2008. The Company's total outstanding consolidated indebtedness also includes $281.0 million of borrowings outstanding under its $600.0 million Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

         As of September 30, 2007, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the remaining 2007 Notes, the remaining 2008 Notes and the 7 3/4% Senior Notes due 2014 (the "2014 Notes") (collectively, the "Senior Notes"). As of September 30, 2007, the book value of the collateral securing the Senior Notes, the Term Loan, the Junior Lien Term Loan and the Senior Secured Revolving Credit Facility was approximately $2,485.8 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  LONG-TERM DEBT - (CONTINUED)

         At September 30, 2007, the Company had outstanding letters of credit of approximately $51.2 million, which includes approximately $10.5 million of standby letters of credit related to certain obligations of G-I Holdings.

         On January 3, 2006, the Company purchased and retired $6.3 million of industrial revenue bond certificates issued by the Company in 1990 with respect to the Fontana, California Industrial Revenue Development Bond, resulting in BMCA becoming the primary holder of such bond.

NOTE 7.  HEDGING ACTIVITY

         In March 2007, the Company began entering into forward-starting Eurodollar rate ("LIBOR") based pay fixed income interest rate swaps related to the Company's Term Loan with an effective date of April 23, 2007 and a maturity date of April 23, 2012.

         In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), BMCA's swaps are treated as cash flow hedges. At September 30, 2007, BMCA had no ineffectiveness related to its swaps. Therefore, for the quarter ended September 30, 2007, the Company, based on the change in the LIBOR rate, reflected in other liabilities the cumulative changes in the fair value of the derivative instrument when compared to cumulative changes in the present value of the expected future interest cash flows that are attributable to changes in the benchmark LIBOR swap rate. BMCA's offset to the related liability was reflected in other comprehensive loss, net of tax. The current period activity therefore marks the swaps to market and adjusts other comprehensive loss.

         On each balance sheet date, BMCA will test its fixed income interest rate swaps to determine whether the swaps contain any ineffectiveness. If BMCA's fixed income swaps contain any ineffectiveness, the Company will reflect the ineffective portion in its statement of operations.

         At September 30, 2007, based on changes in the closing LIBOR rate as of September 28, 2007, BMCA recorded a fair value loss on its fixed income interest rate swaps of $4.0 million to other liabilities, while the offset was recorded to other comprehensive loss, net of tax of $1.5 million. The Company has also recorded $1.4 million in year-to-date interest income as of September 30, 2007 related to its fixed income interest rate swaps.

         In October 2007, the Company entered into additional interest rate swaps related to the Company's Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 with similar terms as dicussed above.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  HEDGING ACTIVITY - (CONTINUED)

         In July 2007, the Company began entering into treasury locks as additional hedging instruments against the Company's Term Loan. The Company's treasury locks have a settlement date of October 30, 2007 and a maturity date of July 31, 2012. The Company's treasury locks fix the U.S. treasury component, while excluding the swap component of the forward benchmark LIBOR interest rate.

         According to SFAS No. 133 the Company's treasury locks are also cash flow hedges, which are accounted for in the same manner as its swaps. At September 30, 2007, the Company determined through statistical analysis that its treasury locks contained 98% effectiveness. Therefore, at September 30, 2007, based on changes in the closing LIBOR rate as of September 28, 2007, BMCA recorded a fair value loss of $2.7 million to accrued liabilities, with the effective portion offset of $2.6 million being recorded to other comprehensive loss, net of tax of $1.0 million and the ineffective portion offset of $0.1 million being recorded in its statement of operations.

         On October 30, 2007 the Company settled its open treasury lock hedging positions against its Term Loan, which resulted in a pre-tax loss of approximately $4.9 million, which the Company will amortize into its statement of operations over the remaining life of its Term Loan pursuant to SFAS No. 133.

NOTE 8.  WARRANTY CLAIMS

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

         The accrual for product warranty claims consisted of the following for the third quarters and nine month periods ended September 30, 2007, which includes Elk from the date of acquisition, and October 1, 2006, respectively:

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 8.  WARRANTY CLAIMS - (CONTINUED)

                                                             THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                            ----------------------      ----------------------
                                                            SEPT. 30,      OCT. 1,      SEPT. 30,      OCT. 1,
                                                              2007          2006          2007          2006
                                                            --------      --------      --------      --------
                                                                                (THOUSANDS)
Beginning balance......................................     $ 41,173      $ 33,940      $ 26,971      $ 31,202
Charged to cost of
  products sold .......................................        5,139         6,639        13,450        20,138
Payments/deductions ...................................       (4,493)       (5,731)      (12,277)      (16,492)
Acquisition of Elk ....................................           --            --        13,675            --
                                                            --------      --------      --------      --------
Ending balance.........................................     $ 41,819      $ 34,848      $ 41,819      $ 34,848
                                                            ========      ========      ========      ========

         The Company adopted, as of December 31, 2006, the provisions of Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108") issued by the Securities and Exchange Commission ("SEC") in September 2006. In accordance with the transition provisions of SAB No. 108, related to the method the Company uses to recognize revenue on sales of separately priced commercial and residential warranties in accordance with FASB Technical Bulletin Number 90-1 "Accounting of Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB No. 90-1"), the Company reclassified $10.3 million of its commercial warranty accrual to deferred revenue and costs. In addition, the Company recorded an additional residential warranty accrual of $7.8 million related to the accrual for future residential warranty costs related to warranties that are not separately priced, in accordance with the transition provisions of SAB No. 108.

NOTE 9.  BENEFIT PLANS

Defined Benefit Plans

         The Company provides a non-contributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which requires the net amount by which the defined-benefit or postretirement obligation plan is over- or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 9.  BENEFIT PLANS - (CONTINUED)

funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statement Nos. 87 and 106 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. The Company adopted SFAS No. 158 during its fourth quarter of the fiscal year ended December 31, 2006.

         The Company's net periodic pension cost for the Retirement Plan included the following components for the third quarters and nine month periods ended September 30, 2007 and October 1, 2006, respectively:

                                       THIRD QUARTER ENDED         NINE MONTHS ENDED
                                       --------------------      --------------------
                                       SEPT. 30,     OCT. 1,     SEPT. 30,     OCT.1,
                                        2007         2006         2007         2006
                                       -------      -------      -------      -------
                                                        (THOUSANDS)
Service cost .....................     $   381      $   370      $ 1,143      $ 1,110
Interest cost ....................         567          523        1,701        1,568
Expected return on plan assets ...        (826)        (748)      (2,478)      (2,244)
Amortization of unrecognized prior
  service cost ...................          10           10           30           29
Amortization of net losses from
  earlier periods ................          41           86          124          258
                                       -------      -------      -------      -------
Net periodic pension cost ........     $   173      $   241      $   520      $   721
                                       =======      =======      =======      =======


         As of the quarter ended September 30, 2007, the Company expects to make aggregate pension contributions of $0.9 million to the Retirement Plan in 2007, which is similar to its expectations as of December 31, 2006. In April, July and October 2007, the Company made 2007 quarterly Retirement Plan contributions of $0.3, $0.3 and $0.1 million, respectively. In addition, in September 2007 the Company made a 2006 Retirement Plan contribution of $0.2 million.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 9.  BENEFIT PLANS - (CONTINUED)

         Net periodic postretirement (benefit) cost included the following components for the third quarters and nine month periods ended September 30, 2007 and October 1, 2006, respectively:

                                               THIRD                 NINE
                                           QUARTER ENDED         MONTHS ENDED
                                         ----------------      ----------------
                                         SEPT.      OCT.       SEPT.      OCT.
                                          30,         1,        30,         1,
                                         2007       2006       2007       2006
                                         -----      -----      -----      -----
                                                       (THOUSANDS)
Service cost .......................     $   3      $   3      $   9      $  10
Interest cost ......................        30         30         90         89
Amortization of unrecognized prior
  service cost .....................      (143)      (155)      (428)      (464)
Amortization of net gains from
  earlier periods ..................       (57)       (61)      (170)      (183)
                                         -----      -----      -----      -----
Net periodic postretirement
  (benefit) cost ...................     $(167)     $(183)     $(499)     $(548)
                                         =====      =====      =====      =====

         As of the quarter ended September 30, 2007, the Company expects to make aggregate benefit claim payments of approximately $0.2 million in 2007, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2006.

         In connection with the acquisition of Elk, the Company adopted the Elk 401(k) Plan, which was established effective January 1, 1990. Under the Elk 401(k) Plan, which was amended January 1, 2007, the Company may contribute a percentage of each Elk participant's annual compensation into the Elk 401(k) Plan to be invested among various defined alternatives at the participants' direction. Employees are vested immediately in the Company's matching contributions. All full-time Elk employees, except those covered by plans established through collective bargaining agreements, are eligible for participation upon date of hire.

         The Company contributes a 3% basic contribution and an additional $.50 for every $1.00 of employee contributions into the Elk 401(k) Plan limited to a maximum matching Company contribution of 2% of an employee's compensation.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10.  STOCK/LOAN PLAN

         In connection with the Company's acquisition of Elk, the Company adopted the Elk Stock/Loan Plan, under which certain Elk employees were granted loans for the purpose of purchasing Elk's common stock, which loans were based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the Company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. No further loans will be made under this plan. Loans outstanding at September 30, 2007 were $3.6 million and are included in other noncurrent assets.

NOTE 11.  2001 LONG-TERM INCENTIVE PLAN

         The incentive units under the Company's 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation (income) expense for the Company's incentive units was $0.8 and $(0.9) million for the third quarters ended September 30, 2007 and October 1, 2006, respectively, and $1.8 and $4.7 million for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively. At September 30, 2007 and October 1, 2006, the 2001 Long-Term Incentive Plan liability amounted to $10.4 and $27.1 million, respectively, and was included in accrued liabilities.

         The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:



                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2007            2006
                                                     --------        --------
Incentive Units outstanding, beginning
  of period ....................................       98,633         146,814
Granted ........................................       45,589           6,200
Exercised ......................................      (37,117)        (41,087)
Forfeited ......................................       (3,650)        (13,294)
                                                     --------        --------
Incentive Units outstanding, end
  of period ....................................      103,455          98,633
                                                     ========        ========

         The initial value of the incentive units granted on July 2, 2007, January 1, 2007, July 1, 2006 and January 1, 2006 was $589.43, $583.08, $569.74
and $534.19, respectively.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 12.  RELATED PARTY TRANSACTIONS

         The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of September 30, 2007 and October 1, 2006, BMCA Holdings Corporation owed the Company $56.2 and $56.0 million, including interest of $0.9 and $0.7 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.5 and $1.3 million during the third quarters ended September 30, 2007 and October 1, 2006, respectively, and $4.0 and $3.7 million during the nine month periods ended September 30, 2007 and October 1, 2006, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.4 and $1.2 million during the third quarters ended September 30, 2007 and October 1, 2006, respectively, and $3.9 and $3.5 million during the nine month periods ended September 30, 2007 and October 1, 2006, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at September 30, 2007, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of September 30, 2007 and October 1, 2006. In addition, for the nine months ended September 30, 2007 and October 1, 2006, the Company did not owe any loans to or enter into any lending activities with other affiliates.

         The Company also has a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as "ISP"), an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. The aggregate amount payable to ISP Management Company, Inc. under the currently proposed ISP Management Agreement for 2007, inclusive of the services provided to G-I Holdings, is approximately $6.7 million, based on services provided to the Company in 2007. The Company expects to finalize the ISP Management Agreement during its fourth quarter of 2007.

         The Company purchases a substantial portion of its colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc. ("Minerals"), an affiliate of the Company and of ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the third quarters and nine month periods ended September 30, 2007 and October 1, 2006, the Company purchased $29.0, $26.2, $81.1 and $84.9 million, respectively, of mineral products from Minerals under this contract.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 12.  RELATED PARTY TRANSACTIONS - (CONTINUED)

         Included in current assets as a non-interest bearing income tax receivable from parent corporation is $10.0 and $9.1 million at September 30, 2007 and December 31, 2006, respectively, representing amounts paid in excess of amounts due to G-I Holdings under the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

NOTE 13.  INCOME TAXES

         The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and, as a result of the adoption, the Company reviewed certain tax positions and did not need to recognize any material adjustment to its accruals for uncertain tax positions. At January 1, 2007 and September 30, 2007, the Company had approximately $13.1 and $15.6 million, respectively, of unrecognized tax benefits. All of the unrecognized tax benefits would affect the Company's effective tax rate if recognized with the exception of $1.4 million associated with Elk, which would affect goodwill.

         The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state jurisdictions. The Company has substantially concluded all United States federal income tax matters for years through 2004. The tax years 2005 and 2006 remain open to examination by the Internal Revenue Service ("IRS"). Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2006 remain open to examination by the major state taxing jurisdictions to which the Company is subject.

         The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and September 30, 2007, the Company had $3.8 and $4.8 million, respectively, of accrued interest and penalties.

         The Company's effective tax rate changed from 38.0% for the year ended December 31, 2006 to 31.0% for the nine month period ended September 30, 2007. The change in the effective tax rate was primarily due to the impact of the estimated annual restructuring and other expense charges in 2007, of which $97.6 million was included in the Company's income before interest expense and income taxes for the nine month period ended September 30, 2007 and the establishment of a valuation allowance related to state income taxes.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  CONTINGENCIES

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

         Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001). The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claims against the Company.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 14.  CONTINGENCIES - (CONTINUED)

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


NOTE 14.  CONTINGENCIES - (CONTINUED)

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

         If the stay ceases to be in effect and the Company is not successful in defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings and may render it unable to pay interest or principal on its credit obligations.


         Tax Claims Against G-I Holdings

         On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. G-I Holdings filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statutes of limitation purposes and denying G-I Holdings summary judgment on its other statutes of limitation defense (finding material issues of fact that must be tried). If the IRS were to prevail on its claims relating to the formation of the surfactants partnership, the Company could be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. If the IRS were to lose on its claims relating to the formation of the surfactants partnership but prevail

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  CONTINGENCIES - (CONTINUED)


on its claims relating to the 1999 distribution of U.S. Treasury bonds, the Company could be severally liable for all or a portion of the taxes and interest on the deficiency. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations.

         For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 5, 11, and 16 to the consolidated financial statements contained in the Company's 2006 Form 10-K.


         Environmental Litigation


         We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims." Most of the Environmental Claims do not seek to recover an amount of specific damages. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site.

         The Company believes that the ultimate disposition of these matters will not have a material adverse effect on the liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, reference is made to Note 2, "Environmental Liabilities" in the Company's 2006 Form 10-K and Note 12, "Environmental Litigation" in the Company's Quarterly Report on Form 10-Q for the first quarter ended April 1, 2007, which was filed with the SEC on May 16, 2007.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  CONTINGENCIES - (CONTINUED)

         Other Contingencies

         In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements. There have been no material changes to these contracts in the third quarter of 2007.

NOTE 15.  SUBSEQUENT EVENT

         On October 15, 2007, BMCA redeemed all of its remaining $2.5 million outstanding 2007 Notes, including accrued and unpaid interest on such notes through the date of redemption.

NOTE 16.  GUARANTOR FINANCIAL INFORMATION

         At September 30, 2007, all of the Company's subsidiaries, including Elk, each of which is wholly owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, BMMC, a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

         The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation ("BMIC"), a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements were for a period of one year and were subject to automatic renewal unless either party terminated with 60 days written notice. Also, effective January 1, 1999, BMMC started selling all finished goods to the Company at a manufacturing profit. Such agreements and the related sale of finished goods were terminated on December 31, 2006.

                    BUILDING MATERIALS CORPORATION OF AMERICA

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

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


                                  BUILDING MATERIALS CORPORATION OF AMERICA

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    THIRD QUARTER ENDED SEPTEMBER 30, 2007
                                                  (THOUSANDS)
                                                  (UNAUDITED)


                                         Parent       Co-Obligor     Guarantor
                                        Company       Subsidiary    Subsidiaries   Eliminations   Consolidated
                                       ---------      ---------      ---------      ---------      ---------
Net sales ........................     $ 455,479      $      --      $ 225,262      $      --      $ 680,741
Intercompany net sales ...........            --        436,824        394,760       (831,584)            --
                                       ---------      ---------      ---------      ---------      ---------
    Total net sales ..............       455,479        436,824        620,022       (831,584)       680,741
                                       ---------      ---------      ---------      ---------      ---------
Costs and expenses, net:
  Cost of products sold ..........       384,400        388,215        552,403       (831,584)       493,434
  Selling, general and
    administrative ...............        59,694         35,615         38,769             --        134,078
  Amortization of intangible
    assets .......................            --             --          3,938             --          3,938
  Restructuring and other
    expenses .....................        24,628             --             --             --         24,628
  Other income, net ..............          (577)           (54)          (351)            --           (982)
                                       ---------      ---------      ---------      ---------      ---------
    Total costs and expenses, net.       468,145        423,776        594,759       (831,584)       655,096
                                       ---------      ---------      ---------      ---------      ---------
Income (loss) before equity in
  earnings of subsidiaries,
  interest expense and income
  taxes ..........................       (12,666)        13,048         25,263             --         25,645

Equity in earnings of
 subsidiaries ....................        17,923             --             --        (17,923)            --
Interest expense .................       (32,161)          (147)       (11,981)            --        (44,289)
                                       ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes.       (26,904)        12,901         13,282        (17,923)       (18,644)
Income tax (expense) benefit .....        15,723         (4,347)        (3,913)            --          7,463
                                       ---------      ---------      ---------      ---------      ---------
Net income (loss) ................     $ (11,181)     $   8,554      $   9,369      $ (17,923)     $ (11,181)
                                       =========      =========      =========      =========      =========


                                                 BUILDING MATERIALS CORPORATION OF AMERICA

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                   THIRD QUARTER ENDED OCTOBER 1, 2006
                                                               (THOUSANDS)
                                                               (UNAUDITED)

                                                    Parent        Co-Obligor     Guarantor
                                                    Company       Subsidiary    Subsidiaries   Eliminations   Consolidated
                                                   ---------      ---------      ---------      ---------      ---------
Net sales ....................................     $ 498,765      $      --      $  31,584      $      --      $ 530,349
Intercompany net sales .......................           103        310,258         19,933       (330,294)            --
                                                   ---------      ---------      ---------      ---------      ---------
  Total net sales ............................       498,868        310,258         51,517       (330,294)       530,349
                                                   ---------      ---------      ---------      ---------      ---------
Costs and expenses, net:

  Cost of products sold ......................       376,916        276,450         49,178       (330,294)       372,250
  Selling, general and
   administrative.............................        86,495         19,059          9,128             --        114,682

  Intercompany licensing (income) expense,
   net........................................        19,955          7,173        (27,128)            --             --
  Other (income) expense, net ................           120             16             (4)            --            132
  Transition service agreement
   (income) expense ..........................            25            (25)            --             --             --
                                                   ---------      ---------      ---------      ---------      ---------
  Total costs and expenses, net ..............       483,511        302,673         31,174       (330,294)       487,064
                                                   ---------      ---------      ---------      ---------      ---------


Income before equity in earnings of
 subsidiaries, interest expense and
 income taxes ................................        15,357          7,585         20,343             --         43,285

Equity in earnings of subsidiaries ...........        12,858             --             --        (12,858)            --
Interest expense .............................        (8,581)        (1,851)        (5,339)            --        (15,771)
                                                   ---------      ---------      ---------      ---------      ---------
Income before income taxes ...................        19,634          5,734         15,004        (12,858)        27,514
Income tax expense ...........................        (2,575)        (2,179)        (5,701)            --        (10,455)
                                                   ---------      ---------      ---------      ---------      ---------
Net income ...................................     $  17,059      $   3,555      $   9,303      $ (12,858)     $  17,059
                                                   =========      =========      =========      =========      =========


                                       BUILDING MATERIALS CORPORATION OF AMERICA

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                          NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                       (THOUSANDS)
                                                       (UNAUDITED)

                                             Parent         Co-Obligor       Guarantor
                                             Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                           -----------      -----------      -----------      -----------      -----------
Net sales ...........................      $ 1,309,761      $        --      $   564,241      $        --      $ 1,874,002
Intercompany net sales ..............               --        1,099,226        1,144,013       (2,243,239)              --
                                           -----------      -----------      -----------      -----------      -----------
  Total net sales ...................        1,309,761        1,099,226        1,708,254       (2,243,239)       1,874,002
                                           -----------      -----------      -----------      -----------      -----------
Cost and expenses, net:
  Costs of products sold ............        1,113,635          955,378        1,546,542       (2,243,239)       1,372,316
  Selling, general and
    administrative ..................          163,382          111,342          108,343               --          383,067
  Amortization of intangible
    assets ..........................               --               --            3,938               --            3,938
  Restructuring and other
    expenses ........................           79,622               --               --               --           79,622
  Other income, net .................           (1,187)            (159)             (13)              --           (1,359)
                                           -----------      -----------      -----------      -----------      -----------
  Total costs and expenses, net .....        1,355,452        1,066,561        1,658,810       (2,243,239)       1,837,584
                                           -----------      -----------      -----------      -----------      -----------
Income(loss) before equity in
  earnings of subsidiaries,
  interest expense and income
  taxes .............................          (45,691)          32,665           49,444               --           36,418

Equity in earnings of subsidiaries...           23,021               --               --          (23,021)              --
Interest expense ....................          (90,492)          (2,371)         (46,374)              --         (139,237)
                                           -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes ...         (113,162)          30,294            3,070          (23,021)        (102,819)
Income tax (expense) benefit ........           42,217           (9,391)            (952)              --           31,874
                                           -----------      -----------      -----------      -----------      -----------
Net income (loss) ...................      $   (70,945)     $    20,903      $     2,118      $   (23,021)     $   (70,945)
                                           ===========      ===========      ===========      ===========      ===========



                                                  BUILDING MATERIALS CORPORATION OF AMERICA

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                              CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                   NINE MONTHS ENDED OCTOBER 1, 2006
                                                              (THOUSANDS)
                                                              (UNAUDITED)

                                              Parent         Co-Obligor       Guarantor
                                              Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                            -----------      -----------      -----------      -----------      -----------
Net sales .............................     $ 1,483,621      $        --      $    87,592      $        --      $ 1,571,213
Intercompany net sales ................             315          911,076           64,110         (975,501)              --
                                            -----------      -----------      -----------      -----------      -----------
  Total net sales .....................       1,483,936          911,076          151,702         (975,501)       1,571,213
                                            -----------      -----------      -----------      -----------      -----------

Costs and expenses, net:
  Cost of products sold ...............       1,128,818          807,266          140,259         (975,501)       1,100,842
  Selling, general and
    administrative ....................         261,470           60,500           25,592               --          347,562
  Intercompany licensing
   (income) expense, net ..............          59,357           20,724          (80,081)              --               --
  Other (income) expense, net .........            (418)              53              (21)              --             (386)
  Transition service agreement (income)
   expense ............................              75              (75)              --               --               --
                                            -----------      -----------      -----------      -----------      -----------
  Total costs and expenses, net .......       1,449,302          888,468           85,749         (975,501)       1,448,018
                                            -----------      -----------      -----------      -----------      -----------

Income before equity in
 earnings of subsidiaries,
 interest expense and income
 taxes ................................          34,634           22,608           65,953               --          123,195

Equity in earnings of
 subsidiaries .........................          43,121               --               --          (43,121)              --
Interest expense ......................         (27,341)          (6,025)         (12,986)              --          (46,352)
                                            -----------      -----------      -----------      -----------      -----------
Income before income taxes ............          50,414           16,583           52,967          (43,121)          76,843
Income tax expense ....................          (2,771)          (6,301)         (20,128)              --          (29,200)
                                            -----------      -----------      -----------      -----------      -----------
Net income ............................     $    47,643      $    10,282      $    32,839      $   (43,121)     $    47,643
                                            ===========      ===========      ===========      ===========      ===========

                                          BUILDING MATERIALS CORPORATION OF AMERICA

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                    SEPTEMBER 30, 2007
                                                        (THOUSANDS)
                                                        (UNAUDITED)


                                                     Parent         Co-Obligor       Guarantor         Elim-            Con-
                                                     Company        Subsidiary       Subsidiaries      inations         solidated
                                                   -----------      -----------      -----------      -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents ..................     $        --      $       158      $    34,342      $        --      $    34,500
  Accounts receivable, trade, net ............         398,408               --           25,878               --          424,286
  Accounts receivable, other .................           1,594            3,053            7,662               --           12,309
  Income tax receivable ......................              --               --           11,968               --           11,968
  Income tax receivable from parent
    corporation ..............................          10,016               --               --               --           10,016
  Inventories, net ...........................              --          161,229          100,796               --          262,025
  Deferred income tax assets .................          37,073               --               --               --           37,073
  Other current assets .......................           9,830            4,798            2,269               --           16,897
  Discontinued operations - current
    assets ...................................              --               --            2,844               --            2,844
                                                   -----------      -----------      -----------      -----------      -----------
    Total Current Assets .....................         456,921          169,238          185,759               --          811,918

Investment in subsidiaries ...................       1,651,035               --               --       (1,651,035)              --
Intercompany loans including accrued
  interest ...................................         673,534               --         (673,534)              --               --
Due from/(to) subsidiaries, net ..............        (713,485)        (160,336)         873,821               --               --
Property, plant and equipment, net ...........              --          230,038          455,110               --          685,148
Goodwill, net ................................          40,080            3,946          591,277               --          635,303
Intangible assets ............................              --               --          235,632               --          235,632
Other noncurrent assets ......................          76,931           22,172           26,290               --          125,393
Discontinued operations - non-current
  assets .....................................              --               --            1,355               --            1,355
                                                   -----------      -----------      -----------      -----------      -----------
Total Assets .................................     $ 2,185,016      $   265,058      $ 1,695,710      $(1,651,035)     $ 2,494,749
                                                   ===========      ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt........     $     9,677      $     5,791      $     1,302      $        --      $    16,770
  Accounts payable ...........................             455           87,939           54,684               --          143,078
  Payable to related parties .................             745           14,997            1,580               --           17,322
  Loans payable to parent corporation ........          52,840               --               --               --           52,840
  Accrued liabilities ........................          83,503           50,470           35,930               --          169,903
  Product warranty claims ....................           9,000               --            4,500               --           13,500
  Discontinued operations - current
    liabilities ..............................              --               --              931               --              931
                                                   -----------      -----------      -----------      -----------      -----------
    Total Current Liabilities ................         156,220          159,197           98,927               --          414,344


Long-term debt ...............................       1,819,514           16,465            4,544               --        1,840,523
Product warranty claims ......................          19,634               --            8,685               --           28,319
Deferred income tax liabilities ..............         134,807               --               --               --          134,807
Other liabilities ............................          68,014            1,898           20,017               --           89,929
                                                   -----------      -----------      -----------      -----------      -----------
Total Liabilities ............................       2,198,189          177,560          132,173               --        2,507,922

Total Stockholders' Equity (Deficit) .........         (13,173)          87,498        1,563,537       (1,651,035)         (13,173)
                                                   -----------      -----------      -----------      -----------      -----------
Total Liabilities and Stockholders'
     Equity (Deficit) ........................     $ 2,185,016      $   265,058      $ 1,695,710      $(1,651,035)     $ 2,494,749
                                                   ===========      ===========      ===========      ===========      ===========

                                          BUILDING MATERIALS CORPORATION OF AMERICA

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                                 DECEMBER 31, 2006
                                                    (THOUSANDS)


                                            Parent         Co-Obligor      Guarantor       Elim-           Con-
                                            Company        Subsidiary      Subsidiaries    inations        solidated
                                           ----------      ----------      ----------      ----------      ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..........     $       18      $    1,870      $    5,889      $       --      $    7,777
  Accounts receivable, trade, net ....        177,137              --          13,722              --         190,859
  Accounts receivable, other .........          4,957             537             105              --           5,599
  Income tax receivable from parent
    corporation ......................          9,132              --              --              --           9,132
  Inventories, net ...................        165,538          49,318          23,853              --         238,709
  Deferred income tax assets .........         21,710              --              --              --          21,710
  Other current assets ...............          7,753           4,235             221              --          12,209
                                           ----------      ----------      ----------      ----------      ----------
    Total Current Assets .............        386,245          55,960          43,790              --         485,995

Investment in subsidiaries ...........        626,836              --              --        (626,836)             --
Intercompany loans including accrued
  interest ...........................        378,725          16,515        (395,240)             --              --
Due from (to) subsidiaries, net ......       (720,388)        (68,470)        788,858              --              --
Property, plant and equipment, net ...         45,274         250,100         116,355              --         411,729
Goodwill, net ........................         40,080              --          24,714              --          64,794
Other noncurrent assets ..............         44,723          22,543              57              --          67,323
                                           ----------      ----------      ----------      ----------      ----------
Total Assets .........................     $  801,495      $  276,648      $  578,534      $ (626,836)     $1,029,841
                                           ==========      ==========      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt     $       --      $  102,913      $        5      $       --      $  102,918
  Accounts payable ...................         53,312          28,436           9,203              --          90,951
  Payable to related parties .........          1,172           4,780              --              --           5,952
  Loans payable to parent corporation          52,840              --              --              --          52,840
  Accrued liabilities ................         39,533          60,490           1,359              --         101,382
  Product warranty claims ............          9,000              --              --              --           9,000
                                           ----------      ----------      ----------      ----------      ----------
    Total Current Liabilities ........        155,857         196,619          10,567              --         363,043

Long-term debt .......................        465,518          18,885               3              --         484,406
Product warranty claims ..............         17,571              --             401              --          17,972
Deferred income tax liabilities ......         39,551              --              --              --          39,551
Other liabilities ....................         60,793           1,694             177              --          62,664
                                           ----------      ----------      ----------      ----------      ----------
Total Liabilities ....................        739,290         217,198          11,148              --         967,636

Total Stockholders' Equity ...........         62,205          59,450         567,386        (626,836)         62,205
                                           ----------      ----------      ----------      ----------      ----------
Total Liabilities and Stockholders'
     Equity ..........................     $  801,495      $  276,648      $  578,534      $ (626,836)     $1,029,841
                                           ==========      ==========      ==========      ==========      ==========

                                          BUILDING MATERIALS CORPORATION OF AMERICA

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                            NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                         (THOUSANDS)
                                                         (UNAUDITED)


                                                           Parent         Co-Obligor       Guarantor
                                                           Company        Subsidiary       Subsidiaries     Consolidated
                                                         -----------      -----------      -----------      -----------
Cash and cash equivalents, beginning
  of period ........................................     $        18      $     1,870      $     5,889      $     7,777
                                                         -----------      -----------      -----------      -----------
Cash provided by (used in) operating activities:
  Net income (loss) ................................         (93,966)          20,903            2,118          (70,945)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation ...................................              --           27,715           22,940           50,655
    Amortization ...................................              --            2,557            3,938            6,495
    Restructuring and other expenses ...............          97,647               --               --           97,647
    Deferred income taxes ..........................         (36,141)              --               --          (36,141)
    Noncash interest charges .......................           6,864              290              704            7,858
  (Increase) decrease in working capital items .....        (160,860)          55,450           47,606          (57,804)
  Increase (decrease) in product warranty
   claims...........................................           2,063               --             (891)           1,172
  (Increase) decrease in other assets ..............          (3,671)          (2,179)             663           (5,187)
  Increase in other liabilities ....................           3,261              203            1,296            4,760
  Change in net receivable from/payable to
    related parties/parent corporations ............      (1,143,587)          21,622        1,132,451           10,486
  Other, net .......................................              --              (54)             631              577
                                                         -----------      -----------      -----------      -----------
Net cash provided by (used in) operating
  activities........................................      (1,328,390)         126,507        1,211,456            9,573
                                                         -----------      -----------      -----------      -----------
Cash used in investing activities:
  Acquisition of ElkCorp, net of cash
    acquired of $0.1 million .......................              --               --         (944,838)        (944,838)
  Capital expenditures and acquisitions ............              --          (28,380)         (38,733)         (67,113)
                                                         -----------      -----------      -----------      -----------
Net cash used in investing activities ..............              --          (28,380)        (983,571)      (1,011,951)
                                                         -----------      -----------      -----------      -----------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt .........       2,292,849               --           25,900        2,318,749
  Repayments of long-term debt .....................        (928,834)         (99,839)        (225,332)      (1,254,005)
  Distribution to parent corporation ...............            (171)              --               --             (171)
  Loan to parent corporation .......................            (148)              --               --             (148)
  Financing fees and expenses ......................         (35,324)              --               --          (35,324)
                                                         -----------      -----------      -----------      -----------
Net cash provided by (used in) financing
  activities........................................       1,328,372          (99,839)        (199,432)       1,029,101
                                                         -----------      -----------      -----------      -----------
Net change in cash and cash equivalents ............             (18)          (1,712)          28,453           26,723
                                                         -----------      -----------      -----------      -----------
Cash and cash equivalents, end of period ...........     $        --      $       158      $    34,342      $    34,500
                                                         ===========      ===========      ===========      ===========

                                          BUILDING MATERIALS CORPORATION OF AMERICA

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 16.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     NINE MONTHS ENDED OCTOBER 1, 2006
                                                (THOUSANDS)
                                                (UNAUDITED)

                                                      Parent        Co-Obligor     Guarantor
                                                      Company       Subsidiary     Subsidiaries   Consolidated
                                                     ---------      ---------      ---------      ---------
Cash and cash equivalents, beginning
    of period ..................................     $       9      $     180      $   6,693      $   6,882
                                                     ---------      ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income ...................................         4,522         10,282         32,839         47,643
  Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities:
     Depreciation ..............................         3,093         28,242          5,247         36,582
     Amortization ..............................            --          2,161             --          2,161
     Deferred income taxes .....................        (2,422)            --             --         (2,422)
     Noncash interest charges ..................         2,933            993             --          3,926
  Increase in working capital items ............      (152,351)       (20,536)        (6,761)      (179,648)
  Increase in long-term reserve for
     product warranty claims ...................         3,592             --             54          3,646
  (Increase) decrease in other assets ..........            40         (1,305)           101         (1,164)
  Decrease in other liabilities ................          (111)            --             (5)          (116)
  Change in net receivable
    from/payable to related
    parties/parent corporations ................            83          4,550         (1,563)         3,070
  Other, net ...................................           (65)           (31)           725            629
                                                     ---------      ---------      ---------      ---------
Net cash provided by (used in)
   operating activities ........................      (140,686)        24,356         30,637        (85,693)
                                                     ---------      ---------      ---------      ---------
Cash used in investing activities:
  Capital expenditures and
     acquisition of manufacturing
     facility ..................................        (7,659)       (14,751)       (32,420)       (54,830)
                                                     ---------      ---------      ---------      ---------
Net cash used in investing activities ..........        (7,659)       (14,751)       (32,420)       (54,830)
                                                     ---------      ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured
     Revolving Credit Facility .................       684,000             --             --        684,000
  Purchase of industrial development
     revenue bond certificates issued
     by the Company ............................            --         (6,325)            --         (6,325)
  Repayments of long-term debt .................      (533,000)        (2,253)            (3)      (535,256)
  Distributions to parent corporation ..........          (521)            --             --           (521)
  Loan to parent corporation ...................          (141)            --             --           (141)
  Financing fees and expenses ..................        (1,990)            --             --         (1,990)
                                                     ---------      ---------      ---------      ---------
Net cash provided by (used in)
   financing activities ........................       148,348         (8,578)            (3)       139,767
                                                     ---------      ---------      ---------      ---------
Net change in cash and cash equivalents ........             3          1,027         (1,786)          (756)
                                                     ---------      ---------      ---------      ---------
Cash and cash equivalents, end of
   period ......................................     $      12      $   1,207      $   4,907      $   6,126
                                                     =========      =========      =========      =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         On February 22, 2007, which we refer to as the date of acquisition, a subsidiary of Building Materials Corporation of America, which we refer to as BMCA, acquired approximately 90% of the outstanding common shares of ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisitions. Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries, including Elk.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our Critical Accounting Policies during the nine month period ended September 30, 2007. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission, which we refer to as the SEC, on February 16, 2007, which we refer to as the 2006 Form 10-K.

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

         Third Quarter 2007 Compared With
         Third Quarter 2006

         We recorded a net loss of $11.2 million in the third quarter of 2007 compared to net income of $17.1 million in the third quarter of 2006. Our net loss in the third quarter of 2007 included $21.9 million of after-tax ($31.8 million pre-tax) restructuring and other expenses, of which $5.0 million after-tax ($7.2 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities together with the write-down of plant assets at these facilities, integration-related costs and the write-down of selected inventories. Excluding these items, third quarter of 2007 net income was $10.7 million, which included the results of operations of Elk. The decrease

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


in reported net income for the third quarter of 2007 was primarily attributable to approximately $28.5 million of higher interest expense and restructuring and other expenses due to the acquisition of Elk.

         Net sales for the third quarter of 2007 were $680.7 million, which included net sales related to Elk compared to third quarter of 2006 net sales of $530.3 million. Excluding net sales of Elk, the decrease in third quarter of 2007 net sales was primarily due to lower net sales of residential roofing products primarily driven by lower unit volumes resulting from softer market demand.

         Income before interest expense and income taxes in the third quarter of 2007 was $25.7 million compared to income before interest expense and income taxes of $43.3 million in the third quarter of 2006. Income before interest expense and income taxes in the third quarter of 2007 included the results of operations of Elk and $31.8 million of restructuring and other expenses, of which $7.2 million was included in cost of products sold. Income before interest expense and income taxes in the third quarter of 2007 was positively affected by the operating results of Elk, lower raw material costs, including asphalt, and lower selling, general and administrative expenses mostly due to a decline in volume-related distribution costs, which was more than offset by a decrease in net sales of residential roofing products.

         Interest expense in the third quarter of 2007 increased to $44.3 million as compared to $15.8 million in the third quarter of 2006. The increase in third quarter of 2007 interest expense was primarily due to higher average borrowings and a slightly higher average interest rate due to the acquisition of Elk.

         BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the third quarter of 2007 were $637.8 million, which included net sales of roofing products related to Elk compared to $507.6 million for the third quarter of 2006. Excluding net sales of roofing products of Elk, the decrease in net sales of roofing products was primarily driven by lower unit volumes of residential roofing products resulting from softer market demand. Net sales of specialty building products and accessories were $42.9 million for the third quarter of 2007, which included net sales of specialty building products and accessories related to Elk as compared with $22.7 million for the third quarter of 2006.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Gross Margin. Our overall gross margin was $187.3 million or 27.5% of net sales for the third quarter of 2007 as compared with $158.1 million or 29.8% of net sales for the third quarter of 2006. Included in our overall gross margin for the third quarter of 2007 was $7.2 million of restructuring and other expenses, which were included in cost of products sold, and gross margin related to Elk. Our overall gross margin was positively affected by the gross margin related to Elk and lower raw material costs, including asphalt, which was more than offset by a decrease in residential roofing net sales driven by lower unit volumes.

         Nine Months 2007 Compared With
         Nine Months 2006

         We recorded a net loss of $70.9 million in the first nine months of 2007 compared to net income of $47.6 million in the first nine months of 2006. Our net loss in the first nine months of 2007 included $67.3 million of after-tax ($97.6 million pre-tax) restructuring and other expenses, of which $12.4 million after tax ($18.0 million pre-tax) was included in cost of products sold related to the integration of Elk operations and $16.0 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


the acquisition. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities together with the write-down of plant assets at these facilities, integration-related costs and the write-down of selected inventories. Excluding these items, the first nine months of 2007 net income was $12.4 million, which included Elk's operations from the date of acquisition. The decrease in reported net income for the first nine months of 2007 was primarily attributable to approximately $92.8 million of higher interest expense and restructuring and other expenses due to the acquisition of Elk.

         Net sales for the first nine months of 2007 were $1,874.0 million, which included net sales related to Elk from the date of acquisition compared to the first nine months of 2006 net sales of $1,571.2 million. Excluding net sales of Elk, the decrease in the first nine months of 2007 net sales was primarily due to lower net sales of both residential and commercial roofing products. The decrease in net sales of residential roofing products was primarily driven by lower unit volumes resulting from the softer market demand, while the decrease in commercial roofing products was primarily driven by lower unit volumes, partially offset by a higher average selling price.

         Income before interest expense and income taxes in the first nine months of 2007 was $36.4 million compared to $123.2 million in the first nine months of 2006. Our income before interest expense and income taxes in the first nine months of 2007 included the results of operations of Elk and $97.6 million of restructuring and other expenses, of which $18.0 million was included in cost of products sold. Income before interest expense and income taxes in the first nine months of 2007 was positively affected by the operating results of Elk, lower raw material costs, including asphalt, and lower selling, general and administrative expenses mostly due to a decline in volume-related distribution costs, which was more than offset by a decrease in net sales of residential roofing products and commercial roofing products.

         Interest expense in the first nine months of 2007 increased to $139.2 million as compared to $46.4 million in the first nine months of 2006. Interest expense in the first nine months of 2007 included $23.2 million of debt restructuring costs and an additional $3.2 million of interest expense of Elk from the date of acquisition. Included in debt restructuring costs are the tender premiums and write-off of the remaining deferred financing fees and discounts associated with the then outstanding 2007 and 2008 senior notes of BMCA and all of the then outstanding senior notes of Elk, all of which were redeemed in the first quarter of 2007. Excluding the impact of

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


the debt restructuring costs and the additional Elk interest, interest expense for the first nine months of 2007 was $112.8 million. The increase in the first nine months of 2007 interest expense was primarily due to higher average borrowings and a slightly higher average interest rate, due to the acquisition of Elk.

         BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first nine months of 2007 were $1,773.0 million, which included net sales of roofing products related to Elk compared to $1,509.6 million for the first nine months of 2006. Excluding net sales of roofing products of Elk, the decrease in net sales of roofing products was driven by a decrease in residential roofing products, which was primarily driven by lower unit volumes resulting from softer market demand, and a decrease in commercial roofing products, which was primarily driven by lower unit volumes, partially offset by a higher average selling price. Net sales of specialty building products and accessories were $101.0 million for the first nine months of 2007, which included net sales of specialty building products and accessories related to Elk as compared with $61.6 million for the first nine months of 2006.

Gross Margin. Our overall gross margin was $501.7 million or 26.8% of net sales for the first nine months of 2007 as compared with $470.4 million or 29.9% of net sales for the first nine months of 2006. Included in our overall gross margin for the first nine months of 2007 was $18.0 million of restructuring and other expenses, which were included in cost of products sold, and gross margin related to Elk. Our overall gross margin was positively affected by the gross margin related to Elk and lower raw material costs, including asphalt, which was more than offset by a decrease in net sales of residential and commercial roofing products primarily driven by lower unit volumes.

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

         Net cash outflow from operating and investing activities was $1,002.4 million during the first nine months of 2007, including $944.8 million related to the acquisition of Elk, net of $0.1 million of cash acquired, the reinvestment of $67.1 million for capital programs and an acquisition of land and buildings in Fresno, California and $9.5 million of cash provided by operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Cash invested in additional working capital totaled $57.8 million during the first nine months of 2007, reflecting an increase in total accounts receivable of $143.4 million, due to the seasonality of our business, a $93.5 million decrease in inventories to meet our anticipated operating demands and due to the decline in the housing market, a $4.6 million increase in federal income taxes receivable related to Elk, a $6.1 million decrease in other current assets, a $21.4 million increase in accounts payable and accrued liabilities and an increase of $30.8 million in payments for restructuring and other expenses. The net cash provided by operating activities also included a $10.5 million net increase in the payable to related parties/parent corporations, primarily attributed to an $11.4 million increase in amounts due under our long-term granule supply agreement with an affiliated company partially offset by a $0.9 million increase in federal income taxes receivable, pursuant to our Tax Sharing Agreement with our parent corporation. In addition, net cash provided by operating activities included $97.6 million in restructuring and other expenses, which primarily included a $49.8 million write-down of property, plant and equipment (see Restructing and Other Expenses).

         Net cash provided by financing activities totaled $1,029.1 million during the first nine months of 2007, including $2,318.7 million of aggregate proceeds from the issuance of long-term debt, related to the first nine months of 2007 cumulative borrowings of $992.8 million under our new $600.0 million Senior Secured Revolving Credit Facility and our old $450.0 million Senior Secured Revolving Credit Facility, which we refer to as our Old Senior Secured Revolving Credit Facility. In addition, proceeds from the issuance of long-term debt included $975.0 million under our new $975.0 million Term Loan Facility, which we refer to as the Term Loan, $325.0 million under our new $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan and $25.9 million of borrowings under the old Elk Revolving Credit Facility, see (Long-Term Debt). Financing activities also included $1,254.0 million in aggregate repayments of long-term debt, of which $771.8 million related to the first nine months of 2007 cumulative repayments under our Senior Secured Revolving Credit Facility and our Old Senior Secured Revolving Credit Facility, $28.6 million related to repayments under the old Elk Revolving Credit Facility and $7.3 million related to repayments under the Term Loan. In addition, repayments of long-term debt included $97.5 million related to our outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, $150.1 million related to our outstanding 8% Senior Notes due 2008, which we refer to as the 2008 Notes, $25.0 million related to the then outstanding Elk 4.69% Senior Notes due 2007, $60.0 million related to the then outstanding Elk 6.99% Senior Notes due 2009, $60.0 million related to the then outstanding Elk 7.49% Senior Notes due 2012 and $50.0 million related to the then outstanding Elk 6.28% Senior Notes due 2014.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         In addition, financing activities also included $35.3 million in financing fees and expenses, related to debt restructuring costs, including the tender premiums and write-off of the remaining deferred financing fees and discounts associated with the aforementioned senior notes and the Old Senior Secured Revolving Credit Facility.

         Acquisitions

         On February 9, 2007, BMCA Acquisition Sub Inc., which we refer to as BMCA Acquisition Sub, and BMCA Acquisition Inc., which together with BMCA Acquisition Sub, we collectively refer to as the Purchasers, both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk, which we refer to as the Merger Agreement. On February 22, 2007, an equity tender offer closed, and, as a result thereof (and the purchase of shares from one of its affilates), BMCA Acquisition Sub owned approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were converted in a second step merger into the right to receive $43.50 per share in cash. On March 26, 2007, BMCA completed the merger, pursuant to which BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $944.8 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes which were repaid in March 2007.

         We financed the purchase of Elk, and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan and a $325.0 million Junior Lien Term Loan facility maturing on September 15, 2014. See Long-Term Debt.

         We believe the acquisition of Elk will strategically position us for future growth in the roofing industry and other building product markets. The acquisition is expected to provide us with an increased market leadership position, create comprehensive market-leading product offerings, generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies, and leverage the organizational strengths of both BMCA and Elk.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141 "Business Combinations," which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


recorded as goodwill. The allocation process required an analysis of plant, property and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, we used an estimated economic life of 5 to 40 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 30 years for machinery and equipment, which includes furniture and fixtures, and 1 to 25 years for intangible assets.

         In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to: future expected discounted cash flows for trade names and customer relationships, current replacement costs for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. We performed a valuation analysis of the assets and liabilities acquired from Elk, which was substantially completed during the three-month period ended September 30, 2007, and we expect to finalize our purchase price allocation during the fourth quarter of 2007. At September 30, 2007, we recorded $570.5 million of goodwill and $235.6 million of intangible assets, net of amortization of $3.9 million (see Note 5 to Consolidated Financial Statements), related to the acquisition of Elk based on the completion of our valuation analysis. The operating results of the Elk acquisition are included in our results of operations from the date of acquisition.

         The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk was completed as of January 1st for each of the three-month and nine-month periods presented below:

                                THIRD QUARTER ENDED        NINE MONTHS ENDED
                               SEPT. 30,    OCT. 1,    SEPT. 30,      OCT. 1,
                                 2007        2006        2007          2006
                               --------    --------   ----------    ----------
                                                (MILLIONS)

Net sales ................     $  680.7    $  748.5   $  1,947.7    $  2,274.3
                               --------    --------   ----------    ----------
Income before interest and
 income taxes ............         23.8        61.4          6.7         184.4
                               --------    --------   ----------    ----------
Net income (loss) ........     $  (13.9)   $   14.0   $   (100.1)   $     43.7
                               ========    ========   ==========    ==========

         The unaudited pro-forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2007 include $31.8 and $97.6 million pre-tax ($21.9 and $67.3 million after-tax) of restructuring and other expenses, respectively, of which $7.2 and $18.0 million pre-tax ($5.0 and $12.4 million after-tax) was included in cost of products sold,

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


respectively, related to the acquisition of Elk. In addition, the unaudited pro-forma consolidated results of operations for the nine-month period ended September 30, 2007 above includes $13.6 million of merger-related expenses of Elk and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

         Our pro-forma results include a reduction in compensation expense related to Elk employees who were terminated due to the acquisition of Elk of $1.2 and $3.1 million for the three-month periods ended September 30, 2007 and October 1, 2006, respectively and $6.0 and $9.2 million for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively.

         Our pro-forma results also include a reduction in lease expense for excess lease capacity at two Elk facilities. The reduction in lease expense was computed based on the remaining lease payments discounted on a present value basis, straight-lined over the applicable pro-forma period with the present value offset being recorded in interest expense. For the three-month periods ended September 30, 2007 and October 1, 2006, we recorded an increase/(decrease) in lease expense of $0.5 and $(0.5) million, respectively and an (increase)/decrease to interest expense of $0.3 and $(0.3) million, respectively. For the nine-month periods ended September 30, 2007 and October 1, 2006, we recorded a reduction in lease expense of $0.5 and $1.6 million, respectively and an increase to interest expense of $0.3 and $0.9 million, respectively.

         In addition, our pro-forma results for the three-month period ended October 1, 2006 and the nine-month periods ended September 30, 2007 and October 1, 2006 include additional interest expense associated with variable rate debt instruments based on LIBOR plus a specified fixed margin, due to the acquisition of Elk. A 1/8% change in these variable interest rates would result in a plus or minus $0.5 million in interest expense for the three-month period ended October 1, 2006 and a plus or minus $0.3 and $1.4 million in interest expense for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively.

         Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

         During the second quarter of 2007, we initiated the implementation of a restructuring plan, which we refer to as the 2007 Restructuring Plan, which was formulated in connection with the February 22, 2007 acquisition of Elk. See Restructuring and Other Expenses below. In connection with the acquisition of Elk, we currently identified $69.6 million in purchase accounting adjustments, which primarily relate to the establishment of a change of control accrual, employee severance payments to former Elk

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


employees and integration-related expenses, which include Elk inventory-related valuation write-downs, lease termination expenses and other integration-related expenses. Furthermore, we completed our valuation analysis of property, plant and equipment and intangible assets acquired from Elk during our three-month period ended September 30, 2007. We account for our purchase accounting adjustments in accordance with the provisions of SFAS No. 141. We have incurred $64.0 million of the aforementioned purchase accounting adjustments as of September 30, 2007, of which $3.2 million was incurred in the third quarter of 2007, $54.6 million was incurred in the second quarter of 2007 and $6.2 million was incurred in the first quarter of 2007, and which are included in the purchase price allocation. We expect to accrue the remaining $5.6 million of identified purchase accounting adjustments as incurred and make the remaining cash payments related to our accrual by our first quarter ending 2008.

         Our employee severance payments included the termination of approximately 125 Elk employees, including certain management level positions, in the manufacturing and selling and administrative functional areas.

                                 BUILDING MATERIALS CORPORATION OF AMERICA

                        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                                                  EMPLOYEE    DISCONTINUED
                                                   INTEGRATION    SEVERANCE    OPERATIONS    CHANGE OF
PURCHASE ACCOUNTING ACCRUALS                        EXPENSES      PAYMENTS      EXPENSES      CONTROL       TOTAL
----------------------------                        --------      --------      --------     --------      --------
                                                                               (THOUSANDS)

Beginning Balance, as of December 31,
  2006                                              $     --      $     --      $     --     $     --      $     --

Accrued costs incurred due to the acquisition
of Elk                                                 5,785            --           415           --         6,200
                                                    --------      --------      --------     --------      --------

Balance, as of April 1, 2007                           5,785            --           415           --         6,200

Additional accrued costs incurred due to the
acquisition of Elk                                    19,624         2,400            --           --        22,024

Accrued costs incurred related to change
 in control escrow account                                --            --            --       32,574        32,574

Cash Payments                                           (224)       (1,773)           --           --        (1,997)

Amount charged to directly write-off inventory        (4,071)           --            --           --        (4,071)

Non-cash items                                            --            --            --       (8,889)       (8,889)
                                                    --------      --------      --------     --------      --------
Balance, as of July 1, 2007                           21,114           627           415       23,685        45,841

Additional accrued costs incurred due
 to the acquisition of Elk                             3,250            --            --           --         3,250

Cash payments                                         (2,446)         (577)           --           --        (3,023)

Amount charged to directly write-off
 inventory                                              (517)           --            --           --          (517)

Non-cash items                                            --            --            --       (7,456)       (7,456)
                                                    --------      --------      --------     --------      --------
Ending Balance, as of September 30, 2007            $ 21,401      $     50      $    415     $ 16,229      $ 38,095
                                                    ========      ========      ========     ========      ========


         Restructuring and Other Expenses

         During the second quarter of 2007, we initiated our 2007 Restructuring Plan, which was formulated in connection with the acquisition of Elk on February 22, 2007. The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk, to reduce our current cost structure and is expected to be fully implemented by the end of our first quarter of 2008. We account for our restructuring activities in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which we refer to as SFAS No. 146 and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" which we refer to as SFAS No. 144.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         In connection with the acquisition of Elk, we have identified approximately $114.6 million in restructuring and other expenses, of which $49.8 million relates to property, plant and equipment write-downs at certain of our existing manufacturing facilities and $18.4 million of plant closing expenses. The plants included in restructuring and other expenses reflected above were Erie, Pennsylvania; Stockton, California; Millis, Massachusetts; Mobile, Alabama; Dallas, Texas and Hollister, California. Restructuring and other expenses also include $2.0 million in employee severance payments and $44.4 million in integration-related expenses, which primarily consist of $18.0 million of inventory-related valuation write-downs, $1.4 million of lease termination expenses and $25.0 million of other integration expenses. We recorded $97.6 million of the aforementioned restructuring and other expenses as of September 30, 2007, $31.8 million of which was recorded in the third quarter of 2007, of which $7.2 million was charged to cost of products sold and $24.6 million was charged to restructuring and other expenses in our statement of operations. In the second quarter of 2007 we recorded $65.8 million of restructuring and other expenses, of which $10.8 million was charged to cost of products sold and $55.0 million was charged to restructuring and other expenses in our statement of operations. We expect to incur the remaining $17.0 million of identified restructuring and other expenses and make the remaining cash payments related to our accrual by our first quarter ending 2008.

         Our employee severance payments included the termination of approximately 70 BMCA employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                                PP&E          PLANT       EMPLOYEE
RESTRUCTURING AND                              WRITE-       CLOSING       SEVERANCE   INTEGRATION
OTHER EXPENSES                                  DOWN        EXPENSES      PAYMENTS      EXPENSES        TOTAL
                                              --------      --------      --------      --------      --------
                                                                         (THOUSANDS)
Beginning Balance, as of
 December 31, 2006                            $     --      $     --      $     --      $     --      $     --
                                              --------      --------      --------      --------      --------

Accrued costs incurred due to the
acquisition of Elk                                  --            --            --            --            --
                                              --------      --------      --------      --------      --------
Balance, as of April 1, 2007                        --            --            --            --            --

Additional accrued costs
 incurred due to the acquisition of Elk         41,919         7,234         2,000        14,640        65,793

Cash Payments                                       --        (2,784)         (800)       (1,800)       (5,384)

Amount charged to property, plant and
equipment for asset write-down                 (41,919)           --            --            --       (41,919)
                                              --------      --------      --------      --------      --------
Balance, as of July 1, 2007                         --         4,450         1,200        12,840        18,490

Additional accrued costs incurred due to
the acquisition of Elk                           7,888         4,475            --        19,491        31,854

Cash payments                                       --        (4,475)       (1,200)      (19,768)      (25,443)

Amount charged to property, plant and
equipment for asset write-down                  (7,888)           --            --            --        (7,888)

Amount charged to write-off inventory               --        (1,545)           --           (31)       (1,576)

Non-cash items                                      --            --            --          (488)         (488)
                                              --------      --------      --------      --------      --------
Ending Balance, as of September 30, 2007      $     --      $  2,905      $     --      $ 12,044      $ 14,949
                                              ========      ========      ========      ========      ========

         Long-Term Debt

         On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a new $975 million Term Loan, a new $600 million Senior Secured Revolving Credit Facility and a $325 million bridge loan facility, which we refer to as the Bridge Loan, which was replaced by a $325 million Junior Lien Term Loan, which we collectively refer to as the Credit Facilities.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         The initial borrowings under these Credit Facilities were used (i) to pay for shares tendered by Elk shareholders in an equity tender offer, (ii) to repay amounts outstanding under BMCA's Old Senior Secured Revolving Credit Facility, (iii) to make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation, which we refer to as BMMC, of the tender offer and consent solicitation for their 2007 Notes, (iv) to make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 2008 Notes, (v) to pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) to repay all of the existing Elk senior note debt.

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

         Availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150 million. Loans under the Senior Secured Revolving Credit Facility will bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrowers' option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability based pricing grid. The Senior Secured Revolving Credit Facility requires us to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions in the overall $600 million commitment, under certain conditions. In addition, the Senior Secured Revolving Credit Facility provides for optional and mandatory pre-payments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Senior Secured Revolving Credit Facility could be accelerated by the holders of that indebtedness. On March 12, 2007, the Senior Secured Revolving Credit Facility was amended, which did not result in any material changes to the facility.

         The Term Loan will mature on February 22, 2014. All amounts outstanding under the Term Loan are secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral, which we refer to as the Term Loan Collateral, and (ii) a second priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

         Amounts due under the Term Loan will bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Term Loan, at the borrowers' option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the base rate and Eurodollar rate, if applicable. The Term Loan requires us to pay unused commitment fees. In addition, the Term Loan provides for optional and mandatory pre-payments under certain conditions. The Term Loan also provides the borrowers with the ability to increase the size of the facility by up to $250 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, each of which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Term Loan could be accelerated by the holders of that indebtedness. On March 15, 2007, the Term Loan was amended, which did not result in any material changes to the facility.

         The Bridge Loan would have converted into a term loan maturing on February 22, 2015, however it was amended and restated on March 15, 2007, and redesignated as the Junior Lien Term Loan.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         The Junior Lien Term Loan matures on September 15, 2014. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan will bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Junior Lien Term Loan at the borrowers' option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the base rate or Eurodollar rate, as applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments under certain conditions.

         Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Junior Lien Term Loan could be accelerated by the holders of that indebtedness.

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

         As of September 30, 2007, we had total outstanding consolidated indebtedness of $1,910.1 million, which amount includes $52.8 million of demand loans to our parent corporation and $16.8 million that matures prior to the end of the third quarter of 2008. Our total outstanding consolidated indebtedness also includes $281.0 million of borrowings outstanding under our $600.0 million Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         As of September 30, 2007, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the remaining 2007 Notes, the remaining 2008 Notes and the 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes, which together we collectively refer to as the Senior Notes. As of September 30, 2007, the book value of the collateral securing the Senior Notes, the Term Loan, the Junior Lien Term Loan and the Senior Secured Revolving Credit Facility was approximately $2,485.8 million.

         At September 30, 2007, we had outstanding letters of credit of approximately $51.2 million, which includes approximately $10.5 million of standby letters of credit related to certain obligations of G-I Holdings.

         On January 3, 2006, we purchased and retired $6.3 million of industrial revenue bond certificates issued by us in 1990 with respect to the Fontana, California Industrial Revenue Development Bond, resulting in us becoming the primary holder of such bond.

         Hedging Activity

         In March 2007, we began entering into forward-starting Eurodollar rate (LIBOR) based pay fixed income interest rate swaps related to our Term Loan with an effective date of April 23, 2007 and a maturity date of April 23, 2012.

         In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which we refer to as SFAS No. 133, BMCA's swaps are treated as cash flow hedges. At September 30, 2007, we had no ineffectiveness related to our swaps. Therefore, for the quarter ended September 30, 2007, we, based on the change in the LIBOR rate, reflected in other liabilities the cumulative changes in the fair value of the derivative instrument when compared to cumulative changes in the present value of the expected future interest cash flows that are attributable to changes in the benchmark LIBOR swap rate. BMCA's offset to the related liability was reflected in other comprehensive loss, net of tax. The current period activity therefore marks the swaps instrument to market and adjusts other comprehensive loss.

         On each balance sheet date, we will test our fixed income interest rate swaps to determine whether the swaps contain any ineffectiveness. If BMCA's fixed income swaps contain any ineffectiveness, we will reflect the ineffective portion in our statement of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         At September 30, 2007, based on changes in the closing LIBOR rate as of September 28, 2007, we recorded a fair value loss on our fixed income interest rate swaps of $4.0 million to other liabilities, while the offset was recorded to other comprehensive loss, net of tax of $1.5 million. We have also recorded $1.4 million in year-to-date interest income as of September 30, 2007 related to our fixed income interest rate swaps.

         In October 2007, we entered into additional interest rate swaps related to our Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 with similar terms as dicussed above.

         In July 2007, we began entering into treasury locks as additional hedging instruments against our Term Loan. Our treasury locks have a settlement date of October 30, 2007 and a maturity date of July 31, 2012. Our treasury locks fix the U.S. treasury component, while excluding the swap component of the forward benchmark LIBOR interest rate.

         According to SFAS No. 133 our treasury locks are also cash flow hedges, which are accounted for in the same manner as our swaps. At September 30, 2007, we determined through statistical analysis that our treasury locks contained 98% effectiveness. Therefore, at September 30, 2007, based on changes in the closing LIBOR rate as of September 28, 2007, BMCA recorded a fair value loss of $2.7 million to accrued liabilities, with the effective portion offset of $2.6 million being recorded to other comprehensive loss, net of tax of $1.0 million and the ineffective portion offset of $0.1 million being recorded in our statement of operations.

         On October 30, 2007 we settled our open treasury lock hedging positions against our Term Loan, which resulted in a pre-tax loss of approximately $4.9 million, which we will amortize into our statement of operations over the life of the Term Loan pursuant to SFAS No. 133.

         Intercompany Transactions

         We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of September 30, 2007 and October 1, 2006, BMCA Holdings Corporation owed us $56.2 and $56.0 million, including interest of $0.9 and $0.7 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $1.5 and $1.3 million during the third quarters ended September 30, 2007 and October 1, 2006, respectively and $4.0 and $3.7 million during the nine month periods ended September 30, 2007 and October 1, 2006, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.4 and $1.2 million during the third

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


quarters ended September 30, 2007 and October 1, 2006, respectively and $3.9 and $3.5 million during the nine month periods ended September 30, 2007 and October 1, 2006, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at September 30, 2007, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of September 30, 2007 and October 1, 2006. In addition, for the nine months ended September 30, 2007 and October 1, 2006, we did not owe any loans to or enter into any lending activities with other affiliates.

         We also have a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, we refer to as ISP,) an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. The aggregate amount payable to ISP Management Company, Inc. under the currently proposed ISP Management Agreement, inclusive of the services provided to G-I Holdings is approximately $6.7 million based on services provided to us in 2007. We expect to finalize the ISP Management Agreement during our fourth quarter of 2007.

         We purchase a substantial portion of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as Minerals, an affiliate of ours and ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the third quarters and nine month periods ended September 30, 2007 and October 1, 2006, we purchased $29.0, $26.2, $81.1 and $84.9 million, respectively, of mineral products from Minerals under this contract.

         Included in current assets as a non-interest bearing income tax receivable from parent corporation is $10.0 and $9.1 million at September 30, 2007 and December 31, 2006, respectively, representing amounts paid in excess of amounts due to G-I Holdings under the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Income Taxes

         We adopted Financial Accounting Standards Board, which we refer to as, FASB, Interpretation No. 48, which we refer to as FIN 48, as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1 (see below) and, as a result of the adoption, we reviewed certain tax positions and did not need to recognize any material adjustment to our accruals for uncertain tax positions. At January 1, 2007 and September 30, 2007, we had approximately $13.1 and $15.6 million, respectively, of unrecognized tax benefits. All of the unrecognized tax benefits would affect our effective tax rate if recognized with the exception of $1.4 million associated with Elk, which would affect goodwill.

         We and our subsidiaries are subject to United States federal income tax as well as the income tax of multiple state jurisdictions. We have substantially concluded all United States federal income tax matters for years through 2004. The tax years 2005 and 2006 remain open to examination by the Internal Revenue Service (IRS). Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2006 remain open to examination by the major state taxing jurisdictions to which we are subject.

         Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and September 30, 2007, we had $3.8 and $4.8 million, respectively, of accrued interest and penalties.

         Our effective tax rate changed from 38.0% for the year ended December 31, 2006 to 31.0% for the nine month period ended September 30, 2007. The change in the effective tax rate was primarily due to the impact of the estimated annual restructuring and other expense charges in 2007, of which $97.6 million was included in our income before interest expense and income taxes for the nine month period ended September 30, 2007 and the establishment of a valuation allowance related to state income taxes.

         Contingencies

         See Note 14 to Consolidated Financial Statements for information regarding contingencies.

         Other Matters

         On October 15, 2007, we redeemed all of our remaining $2.5 million outstanding 2007 Notes, including accrued and unpaid interest on such notes through the date of redemption.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Economic Outlook

         We do not believe that inflation has had a material effect on our results of operations during the first nine months of 2007. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

         During the third quarter of 2007, the cost of asphalt continued to be high relative to historical levels, which reflects in large part record high crude oil prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

         To mitigate these and other petroleum-based cost increases, we announced multiple price increases in the first nine months of 2007. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

         Contractual Obligations

         There have been no significant changes to our contractual obligations during the third quarter ended September 30, 2007. For further discussion on our Contractual Obligations related to minimum purchase obligations reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations "Contractual Obligations" in our 2006 Form 10-K and in our 2007 first quarter Form 10-Q, which was filed with the SEC on May 16, 2007, which we refer to as the 2007 first quarter Form 10-Q.

         New Accounting Pronouncements

         In July 2006, the FASB, issued FIN 48 "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A reporting entity must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 became effective for fiscal years beginning after

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


December 15, 2006. In May 2007, the FASB issued FASB Staff Position, which we refer to as FSP, FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," which we refer to as FSP FIN 48-1, which amended FIN 48 to provide guidance on how a reporting entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position will be considered effectively settled and any previously unrecognized tax benefits should be recognized based on the terms of settlement if (a) the taxing authority has completed its examination, including all appeals, (b) the reporting entity does not intend to appeal or litigate any aspect of the tax position; and (c) based on the taxing authority's policies and practices, the reporting entity considers it remote that the taxing authority will re-examine the tax position. We adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and as a result of the adoption, we reviewed certain tax positions and did not recognize any material adjustment to our accruals for uncertain tax positions. See Income Taxes.

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

         In September 2006, the FASB issued FSP, AUG AIR-1 "Accounting for Planned Major Maintenance Activities" which we refer to as FSP AUG AIR-1, which prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities. FSP AUG AIR-1 previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 in our first quarter of 2007. FSP AUG AIR-1 has not had a material effect on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which we refer to as SFAS No. 159. SFAS No. 159 permits entities to elect to measure specified financial instruments and

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. We will adopt the provisions of SFAS No. 159 beginning in our first quarter of 2008 and therefore, have not yet determined the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

                                      * * *


FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved. See also the "Risk Factors" in our 2006 Form 10-K and the risks identified in Part II of our 2007 first quarter Form 10-Q.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." Beginning in March and July 2007, BMCA entered into fixed income interest rate swaps and treasury locks, respectively, to hedge against fluctuations in the variable interest rate of our $975.0 million Term Loan. See Note 7 to Consolidated Financial Statements.

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

         Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the third quarter of fiscal year 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of September 30, 2007, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber were pending against Building Materials Corporation of America. See Note 14 to Consolidated Financial Statements in Part I.


ITEM 6.  EXHIBITS

         Exhibit
         Number              Description

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


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  November 14, 2007             BY: /s/John F. Rebele
       -----------------             --------------------------------------
                                     John F. Rebele
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Chief Administrative Officer
                                     (Principal Financial Officer)


DATE:  November 14, 2007             BY: /s/James T. Esposito
       -----------------             --------------------------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)