Form 10-K
period 2008-12-31
BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2009-03-31
CIK 1078706, 927314

Use these links to rapidly review the document

BUILDING MATERIALS CORPORATION OF AMERICA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-81808

BUILDING MATERIALS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3276290 (IRS Employer Identification No.)
1361 Alps Road Wayne, New Jersey (Address of Principal Executive Offices)	07470 (Zip Code)

Registrant's Telephone Number, Including Area Code: (973) 628-3000
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
See table of additional registrants below

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 30, 2009, 1,015,010 shares of Class A Common Stock, $.001 par value of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

         As of March 30, 2009, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of March 30, 2009, no shares of the registrant or the additional registrant were held by non-affiliates.

ADDITIONAL REGISTRANTS

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	No. of Shares outstanding	Registration No./ I.R.S. Employer Identification Number	Address, including zip code and telephone number, including area code, of registrant's principal executive office
Building Materials	Delaware	10	333-69749-01/	1361 Alps Road
Manufacturing Corporation			22-3626208	Wayne, New Jersey 07470 (973) 628-3000

BUILDING MATERIALS CORPORATION OF AMERICA

Form 10-K
for the fiscal year ended December 31, 2008

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

Item 1.    Business.

General

        Building Materials Corporation of America, or BMCA, is a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has been changed to G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. ("G Holdings"). Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings Inc. We do business under the name "GAF Materials Corporation." Unless otherwise indicated by the context, "we," "us," "our" and "BMCA" refer to Building Materials Corporation of America and its consolidated subsidiaries.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, our former indirect parent, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now our indirect parent, and our direct parent is BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as "G-I Holdings."

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims, which related to the inhalation of asbestos fiber. We refer to these claims in this report as "Asbestos Claims." G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company and we are its only operating subsidiary. We are not included in the bankruptcy filing.

        On February 22, 2007 ("date of acquisition"), a subsidiary of BMCA acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining common shares of Elk were acquired on March 26,

2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisition of ElkCorp.

        Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

Residential Roofing

        We are a leading national manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 78%, 75% and 74% of our net sales in 2008, 2007 and 2006, respectively. Our principal residential roofing products consist of laminated and strip asphalt shingles. We have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products, which are generally sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States. Statements contained in this report as to our competitive position are based on management's estimates and industry information which we believe is reliable.

        Our two principal lines of residential roofing shingles are the Timberline® series and the Sovereign® series. We also produce a wide array of designer lifetime shingles.

The Timberline Series.

        The Timberline series offers a premium architectural laminated product line that adds dramatic shadow lines, while adding depth and dimension and substantially improving the appearance of a roof. The series includes:

  •
  the Timberline Prestique® 30 High Definition® shingle and the Timberline Natural Shadow™ shingle, both mid-weight architectural laminated shingles, which serve as economical trade-ups for consumers from a 3-tab strip shingle, with 30-year limited warranties;

  •
  the Timberline Prestique 40 shingle, a heavyweight architectural laminated shingle with superior durability and a 40-year limited warranty;

  •
  the Timberline Prestique Lifetime shingle, a super-heavyweight architectural laminated shingle with the maximum durability of the Timberline series, with a lifetime limited warranty; and

  •
  the Timberline Prestique Grande® shingle, which is larger than standard Timberline shingles and reduces labor costs in installation because of its larger size, with a 40-year limited warranty.

The Sovereign Series.

        The Sovereign series includes:

  •
  the economical 3-tab Sentinel® strip shingle, with a 20-year limited warranty;

  •
  the Royal Sovereign® shingle, a heavier 3-tab strip shingle, designed to capitalize on the "middle market" for quality shingles, with a 25-year limited warranty; and

  •
  the Marquis®WeatherMax® shingle, a superior performing heavyweight 3-tab strip shingle, with a 30-year limited warranty.

Designer Lifetime Shingles.

        Our designer lifetime asphalt shingles include:

  •
  the Slateline® shingle, a designer strip shingle, which offers the appearance of natural slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Grand Slate™ shingle, a super-heavyweight designer lifetime laminated shingle, which offers the appearance of natural slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Grand Sequoia® shingle, a designer lifetime laminated shingle, which offers a rugged wood shake appearance and reduces labor costs in installation, with a lifetime limited warranty;

  •
  the Grand Canyon™ shingle, a designer lifetime laminated shingle, with the extra-thick rugged wood shake appearance, which reduces labor costs in installation, with a lifetime limited warranty;

  •
  the Country Mansion® shingle, a designer lifetime laminated shingle, designed for houses with a distinctive rich appearance, which reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Capstone® shingle, a designer lifetime laminated shingle, designed with the classic look of European slate, with a lifetime limited warranty; and

  •
  the Camelot® shingle, a super-heavyweight designer lifetime laminated shingle, which offers both natural beauty and uncompromising performance and reduces labor costs in installation because of its larger size, with a lifetime limited warranty.

Specialty Roofing.

  •
  TruSlate™ is a genuine slate roofing system that features a patented system that combines real slate with our innovative hybrid technology designed for quick and easy installation that adds unique charm and character to any home and makes an architectural statement.

        Roof System Solution.    In addition to shingles, we supply the major components necessary to install a complete roofing system. Our Roof System Solution begins with Weather Watch® and StormGuard® waterproof underlayments for eaves, valleys and flashings to protect against water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Roof System Solution also includes Shingle-Mate® and Deck-Armor™ underlayments; Timbertex®, Ridglass®, Seal-A-Ridge® and Z® Ridge Hip and Ridge shingles, which are thicker and typically larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a finished roof; and the Cobra® and Master Flow® Vent series, which provide attic ventilation.

Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Commercial roofing represented approximately 17%, 19% and 22% of our net sales in 2008, 2007 and 2006, respectively. We sell thermoplastic single-ply commercial roofing products under the EverGuard® trademark. The EverGuard products address the important and growing single ply segment of the commercial roofing market. The thermoplastic products offer building owners the reliability of heat-welded seams and ENERGY STAR® qualified systems. The EverGuard brand also includes Freedom™ self-adhered TPO membranes, which feature faster installation without the need for hot asphalt, solvent-based adhesives, or open-flamed torches.

We believe that, based on the combined unit sales of asphalt built-up roofing products and modified bitumen products, we are the largest manufacturer of these products in the United States.

        We manufacture fiberglass-based felts, which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems under the GAFGLAS® trademark. Most of our fiberglass-based roofing systems are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel or mineral surfaced sheets. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our TOPCOAT® roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market insulation products under the EnergyGuard™ brand name, which includes perlite and isocyanurate foam in addition to accessories, such as vent stacks, fasteners and cements and coatings. These products allow us to provide customers with a complete roofing system and the ability to market and sell extended guarantees.

        We sell modified bitumen products under the Ruberoid® trademark. Modified bitumen products are used in new and re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide an alternative to conventional built-up roofing systems, including ease of installation and maintenance.

Specialty Building Products and Accessories

        We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries and other industries. Specialty building products and accessories represented approximately 5%, 6% and 4% of our net sales in 2008, 2007 and 2006, respectively. These products primarily consist of metal and fiberglass air distribution products for the HVAC (heating, ventilating and air conditioning) industry, decking and railing products, manufactured decorative stone products and specialty fiber products. We also manufacture a line of specialty coatings for various industrial applications.

Marketing and Sales

        Our sales and marketing functions are designed to help customers grow their businesses and provide enhanced services while offering property owners the best and safest choice from our product offerings. We believe we have one of the industry's largest roofing sales forces. We have a staff of technical professionals who work directly with architects, consultants, contractors and building owners and provide support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty building products and accessories through our own sales force of experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that the wholesale distribution channel represents the principal distribution channel for professionally-installed roofing products. As a result, we believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

        Our certified contractor programs offer marketing and support services to nationwide networks of roofing, decorative stone, and decking installers, as well as residential homebuilders. We view these certified contractors and builders as an effective extension of our sales force, which promotes our products and support services (including enhanced warranty protection) directly to property owners, construction specifiers and architects.

Significant Customers

        We sell our products through multiple distribution channels with a strong presence in the wholesale, retail, manufactured housing and lumberyard distribution channels. No single customer accounted for over 10% of our net sales in 2008, 2007 and 2006, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

        The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers, and others are available as substitutes. In 2008, prices of most raw materials, other than asphalt and other petroleum-based raw materials and energy, have been relatively stable, rising moderately with general industrial prices.

        The prices of energy and crude oil continued to rise reaching record high levels during the third quarter of 2008, including the price of asphalt and other petroleum-based raw materials, which also reached record high levels. In the fourth quarter of 2008, the prices of energy and crude oil began to decline primarily due to, in our opinion, the current worldwide economic conditions, which has resulted in weaker demand. The decline in crude oil prices in the fourth quarter of 2008 caused a moderate decline in asphalt and other petroleum-based raw materials; however, these prices remained high, when compared to historical prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

        The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. The major raw materials for the manufacture of our specialty decking and mat product lines are polypropylene, filler, fiberglass and binder. These raw materials are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. All of these raw materials are available from a large number of suppliers on substantially similar terms.

        Four of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, which we believe is the most economical means of asphalt transport. Through December 31, 2008, our Nashville, Tennessee plant manufactured a portion of our glass fiber requirements for use in our Chester, South Carolina, Shafter, California and Ennis, Texas plants, which manufacture glass fiber mat substrate. In February 2009, we announced the temporary shutdown of our Shafter, California and Nashville, Tennessee facilities. We expect production to end at these facilities during the first six months of 2009.

        During 2008, we and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and International Specialty Products Inc., which is also an affiliate of BMCA. We refer to International Specialty Products Inc. and its subsidiaries as "ISP." The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the year ended December 31, 2008, we purchased $40.6 million of roofing granules under this arrangement.

        In addition to the granules products purchased by BMCA under the above purchase order basis, the balance of BMCA's granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the year ended December 31, 2008, we purchased $83.2 million of roofing granules.

Backlog

        Our backlog varies depending on our seasonal operating demand and is not significant to our overall operations.

Seasonal Variations and Working Capital

        Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and second quarters of each year in order to meet peak season demand from June through November.

Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 50 years, although certain of our product lines provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors, with the exception of our unique "Golden Pledge™" and "Peace of Mind™" warranties. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products. We review the accruals established for estimated probable future warranty claims on a periodic basis.

Competition

        The roofing products industry is highly competitive and includes a number of national competitors. The primary competitors in the residential roofing and accessories markets are Owens Corning, Tamko and CertainTeed Corporation, and in the commercial roofing market are Johns Manville, Firestone Building Products, Carlisle Companies, Inc., Tamko and CertainTeed Corporation. In addition, in the commercial roofing market, there are numerous regional competitors.

        Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in the residential and commercial roofing markets, consistently high product quality, strong sales force and national distribution capabilities.

        Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Gibraltar Industries, Inc., Southwark Metal Manufacturing Co., Lomanco Inc., Standex International Corp., Hart & Cooley, Inc. and Trex Company, Inc.

Research and Development

        We primarily focus our research and development activities on the development of new products and process improvements and the testing of alternative raw materials and supplies. Our research and development activities are located at technical centers in Ennis, Texas; Wayne, New Jersey; Chester,

South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $8.1, $8.7 and $8.0 million in 2008, 2007 and 2006, respectively.

Intellectual Property

        We hold a number of patents, trademarks and licenses obtained over a number of years and expiring at various times consistent with our business needs. Generally, we seek statutory protection for strategic or financially important intellectual property, including patents, trademarks and licenses developed in connection with our businesses. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other similar agreements.

        We own numerous United States and foreign patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While we believe our patent portfolio is important to our business operations and in the aggregate constitutes a valuable asset, no single patent, or group of patents, is critical to the success of our businesses. We also, from time to time, grant licenses under our patents and technology and obtain licenses under the patents and technology of others.

        In addition, we own numerous registered trademarks in the United States and in many foreign countries that apply to our product offerings and businesses. Most works of authorship, such as computer programs, catalogs, product brochures and sales literature, carry appropriate notices indicating our claim to copyright protection under United States laws and, where appropriate, under international treaties.

Environmental Compliance

        Since 1970, Federal, state and local authorities have adopted and amended a wide variety of Federal, state and local environmental laws and regulations relating to environmental matters. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or our predecessor's plants or at other locations. We made capital expenditures of approximately $0.9, $0.4 and $1.0 million in 2008, 2007 and 2006, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment.

        We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, nor can we predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our business, liquidity, results of operations, cash flows, financial position or competitive position.

        See Item 3, "Legal Proceedings—Environmental Litigation."

Employees

        At December 31, 2008, we employed approximately 3,700 people, approximately 800 of whom were subject to fourteen union contracts. The contracts are effective for two to five year periods. During 2008 and the first quarter of 2009, seven labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Acquisition of ElkCorp

        On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of Elk common shares at a purchase price of $43.50 per common share. On March 26, 2007 we acquired the remaining Elk common shares in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. We completed the acquisition of the Elk common shares at a purchase price of approximately $945.6 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

Other Information

        Any materials that we have filed with the Securities and Exchange Commission may be read and copied by the public at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC's EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the SEC, they may be obtained by writing to: the Corporate Secretary, Building Materials Corporation of America, 1361 Alps Road, Wayne, New Jersey 07470.

Item 1A.    Risk Factors.

Risks Related to Investing in our Securities

We may be forced to contribute assets to our indirect parent to satisfy its bankruptcy creditors, potentially rendering us unable to pay principal and interest on our credit obligations.

        On January 5, 2001, our indirect parent, G-I Holdings, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims, which relate to the inhalation of asbestos fiber contained in products sold by G-I Holdings or its predecessors. G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company, and we are its only operating subsidiary. Although we were not included in the bankruptcy filing, the Official Committee of Asbestos Claimants (the "creditors' committee") in the G-I Holdings case petitioned to substantively consolidate us with G-I Holdings or cause us to file for bankruptcy protection. Although the petition was denied by the Bankruptcy Court on a preliminary basis, the creditors' committee is still seeking such relief. On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against us and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with our formation in 1994 in which G-I Holdings caused to be transferred to us all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee (in the name of G-I Holdings) to pursue a claim against holders of our bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of our bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against us and the holders of our bank and bond debt as of 2000. This issue was remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. By order dated August 22, 2008, the Bankruptcy Court stayed this authorization proceeding and other adversary proceedings effective upon the filing of a Joint Plan of Reorganization by G-I Holdings, the creditors' committee and the legal representative of present and future holders of asbestos-related claims. We believe the creditors' committee's avoidance claims are without merit and, in the event the stay is terminated, the Bankruptcy Court should not permit the creditors' committee to pursue such claims against us and the holders of our bank and bond debt as of 2000.

        Claimants in the G-I Holdings bankruptcy case, including judgment creditors, might seek to file their asbestos-related bodily injury claims against us or additional claims of the G-I Holdings estate under alternative arguments. In these actions, claimants generally do not specify damages and seek to hold BMCA directly liable for damages as would be established in unspecified future judicial proceedings arising out of asbestos-containing products for which G-I Holdings would be responsible. We have been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors' committee and the legal representative of present and future holders of asbestos-related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation. The agreement is subject to a number of contingencies, but if the contingencies are met and the reorganization plan is confirmed, all of the actions described above will be resolved. If the bankruptcy is not resolved, BMCA and G-I Holdings intend to vigorously defend all litigations related thereto. A Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on October 30, 2008. G-I Holdings filed a Second Amended Joint Plan of Reorganization of G-I Holdings with the Bankruptcy Court on December 3, 2008.

        If the reorganization plan is not confirmed and we are not successful defending against one or more of the claims outlined above, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and BMCA, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our $600.0 million Senior Secured Revolving Credit Facility, (the "Senior Secured Revolving Credit Facility"), our $975.0 million Term Loan Facility (the "Term Loan") and our $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan", and collectively with the Senior Secured Revolving Credit Facility and the Term Loan the "Senior Secured Credit Facilities") and our 7 3/4% Senior Notes due 2014 (the "Senior Notes"). See Item 3—"Legal Proceedings."

There will be a change of control if our outstanding common stock is liquidated as a result of our parent company's bankruptcy. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Credit Facilities, our Senior Notes or other debt instruments.

        Even if we are not forced to file for bankruptcy protection, contribute our assets to satisfy the claims of G-I Holdings' creditors or convey our assets to G-I Holdings, the bankruptcy court administering the G-I Holdings case may order the liquidation of the assets of G-I Holdings, which includes all of our parent company's outstanding common stock. The transfer of our parent company's capital stock could constitute a change of control under our Senior Secured Credit Facilities and the indenture governing our Senior Notes. A change of control is an event of default under our Senior Secured Credit Facilities, which could result in the acceleration of all our borrowings thereunder. Any such acceleration would be an event of default under our Senior Notes, pursuant to which payment under our Senior Notes may be accelerated. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Credit Facilities, our Senior Notes or other debt instruments.

        In addition, the indenture relating to the Senior Notes provides that if a change of control occurs, our noteholders will have the right to require us to repurchase their notes at a premium above the principal amount, plus any accrued and unpaid interest to the repurchase date. Our Senior Secured Credit Facilities limit us from repurchasing our Senior Notes. Any of our future credit facilities or other obligations may contain similar restrictions. In the event a change of control occurs at a time when we are effectively prohibited from purchasing our Senior Notes, we could seek the consent of the lenders to offer to purchase our Senior Notes or could attempt to refinance the borrowings that contain the prohibition. If we do not obtain such consent or refinance such borrowings, we will be prohibited from repurchasing our Senior Notes. Even if we are permitted to make a change of control offer, we may not have available funds sufficient to pay the change of control purchase price for any or all of our Senior Notes that are delivered by holders for repurchase. Any failure to repurchase our Senior Notes, whether or not prohibited by our other debt instruments, would constitute an event of default under the relevant indenture, which in turn would constitute a default under the Senior Secured Revolving Credit Facility. If any of these events of default were to occur, we may be unable to pay the accelerated principal amount of and interest on our Senior Notes and our noteholders will lose some or all of their investments.

Our substantial leverage could impair our ability to fulfill our obligations under our existing debt and restrict our future operations.

        We have substantial outstanding debt and, as a result, significant debt service obligations. At December 31, 2008, we had total outstanding consolidated debt of $1,731.6 million (including $52.8 million of loans payable to our parent corporation). For the year ended December 31, 2008, we had $158.9 million of interest expense. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility. Our substantial outstanding debt has important consequences to our debtholders, including the risk that we may not generate sufficient cash flow from operations to pay principal and interest on our debt, including our Senior Secured Credit Facilities and our Senior Notes, or to invest in our businesses. We may not be able to satisfy our obligations, including those under our Senior Secured Credit Facilities and our Senior Notes, from our cash flow from operations and refinancings. If we cannot, we might be able to raise cash to satisfy our obligations through potential sales of assets or equity. Our ability to do so, however, depends on our results of operations, market conditions, restrictions contained in our Senior Secured Credit Facilities and the indenture relating to our Senior Notes and other factors. If we are unable to refinance debt or raise funds through sales of assets or equity or otherwise, we may be unable to pay principal of and interest on our Senior Secured Credit Facilities and our Senior Notes potentially causing foreclosure by our creditors on our assets and potentially rendering us unable to continue as a going concern.

Our substantial leverage could have additional important consequences to our business including:

  •
  limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, debt service requirements and other general corporate purposes;

  •
  reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, and other general corporate requirements because we will be required to use a significant portion of our cash flow to service our debt obligations;

  •
  increasing our vulnerability to the current and potential future general economic downturns and adverse industry conditions;

  •
  increasing our exposure to interest rate increases because a portion of our borrowings is at variable interest rates; and

  •
  placing us at a competitive disadvantage to competitors that have less relative amounts of debt.

        In addition, subject to covenants contained in our Senior Secured Credit Facilities and the indenture relating to our Senior Notes, we may incur additional debt in the future. Under the most restrictive debt incurrence covenant of our debt instruments, which is the Senior Secured Credit Facilities, we could incur additional debt of approximately $138.0 million as of December 31, 2008. This does not include any availability under our Senior Secured Revolving Credit Facility, which amounted to $241.4 million at December 31, 2008. To the extent we incur any additional debt, the risks discussed above will be intensified. Moreover, some of the debt we may incur may be secured by first-priority liens in the collateral securing our Senior Notes, which would have priority over the rights of holders of the Senior Notes, with respect to the collateral.

The value of the collateral securing the Senior Secured Credit Facilities and the Senior Notes may not be sufficient to satisfy our obligations on the Senior Secured Credit Facilities and the Senior Notes and the collateral securing the Senior Secured Credit Facilities and the Senior Notes may be diluted or reduced under certain circumstances.

        Our Senior Secured Revolving Credit Facility is secured by a first-priority lien on our accounts receivable, inventory, precious metals, deposit accounts, other current assets and the proceeds thereof (the "Senior Secured Revolving Credit Facility Collateral"). Our Term Loan and Senior Notes are secured by a first-priority lien on substantially all of the other assets other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral") and by a second-priority lien on the Senior Secured Revolving Credit Facility Collateral. Our Junior Term Loan is secured by second-priority liens on the Term Loan Collateral and by third-priority liens on the Senior Secured Revolving Credit Facility Collateral, to the extent and for so long as such assets are used to secure borrowings under our Senior Secured Credit Facilities, including refinancings.

        As of December 31, 2008, we and our subsidiaries had $76.0 million of debt secured by the Senior Secured Revolving Credit Facility Collateral and $1,531.2 million of debt secured by the Term Loan Collateral. The collateral securing the Senior Secured Credit Facilities may also secure additional debt to the extent permitted by our Senior Secured Credit Facilities and the indenture governing our Senior Notes. Except to the extent that they do not permit us to incur additional debt, the indenture relating to our Senior Notes and our Senior Secured Revolving Credit Facilities do not limit the amount of debt that may be secured either senior to or equally and ratably with our Senior Notes. There can be no assurances that the value of the collateral will be sufficient to repay our borrowings under our Senior Secured Credit Facilities and our other secured obligations, including our Senior Notes. In addition, other parties may hold liens (including statutory liens), whether or not permitted by the indenture governing our Senior Notes, which may entitle them to share in the value of the collateral, and thereby reduce the proceeds available to satisfy the obligations under our Senior Notes.

        As of December 31, 2008, the value of the Senior Secured Revolving Credit Facility Collateral was $678.7 million and the value of the Term Loan Collateral was $1,657.9 million. The value of the collateral in the event of liquidation may be less than book value and will depend upon market and economic conditions, the availability of buyers, the quantity of assets being sold and the speed at which they are to be sold and other factors. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our operating business. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value.

The collateral securing our Senior Notes may be subject to the exclusive control of the lenders under our Senior Secured Revolving Credit Facility and the value of such collateral may therefore not be available to our noteholders.

        The lenders under our Senior Secured Revolving Credit Facility may release all or any portion of the collateral securing that facility and securing the existing Senior Notes in a number of circumstances without the consent of the holders of the Senior Notes. In addition, if the new Senior Secured Credit Facilities are repaid in full and not refinanced with other secured debt, and certain other conditions are satisfied, the liens securing the Senior Notes will be released.

        At any time our Senior Secured Credit Facilities are outstanding, our senior lenders generally have the exclusive right to exercise rights and remedies against the collateral, including the ability to direct the commencement of enforcement proceedings. As a result, if there was an event of default under the Senior Notes, the lenders under our Senior Secured Credit Facilities could decide not to foreclose on the collateral, regardless of whether or not there is a default under the Senior Secured Credit Facilities. In such an event, the only remedy available to the holders of the Senior Notes would be to sue for payment on the Senior Notes and the subsidiary guarantees related thereto. The interests of our senior lenders and other creditors with first-priority liens on the collateral may differ from our noteholders and the holders of the Senior Notes will have no control over the collateral following an event of default on the Senior Notes.

Our creditors' ability to foreclose upon and sell the collateral is limited by applicable bankruptcy laws and the value of such collateral may therefore not be available to our noteholders.

        If a bankruptcy petition were filed by or against us, the ability of the collateral agent to exercise remedies against the collateral would be automatically stayed pending bankruptcy court approval. The United States Bankruptcy Code permits a debtor to use collateral even though the debtor is in default under applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to the circumstances, but it is intended in general to protect the value of the secured creditor's interest in collateral. In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to our Senior Notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent could repossess or dispose of the collateral for the benefit of the secured creditors, or whether and to what extent the holders of the Senior Notes would receive any value for the Senior Notes.

Our parent corporations are dependent upon our cash flow to satisfy their obligations, including asbestos-related and tax liabilities, and they could cause us to make distributions to them that would reduce our liquidity or result in a change of control.

        G-I Holdings and BMCA Holdings Corporation, our parent corporations, are dependent upon the cash flow of our company and their other subsidiaries in order to satisfy their obligations, including asbestos-related claims and tax liabilities. In order to satisfy those obligations, those corporations might take various actions that would reduce our liquidity, including causing us to make distributions to our stockholders by means of dividends or otherwise, or causing us to make loans to them. Although our Senior Secured Revolving Credit Facility and the indenture relating to our Senior Notes restrict our ability to pay dividends or make distributions or loans to our parent corporations, there are a number of exceptions to such restrictions. Our parent corporations might also cause BMCA Holdings Corporation to sell our common stock, resulting in a change of control. Their creditors could also seek to cause our parent corporations to sell our common stock or take similar action in order to satisfy liabilities owed to them. The only significant asset of our parent corporations is the stock of our company.

We could be held liable for Federal income tax liabilities of the G-I Holdings consolidated group.

        On September 15, 1997, G-I Holdings Inc. received a notice from the Internal Revenue Service, (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in other years) in connection with the formation in 1990 of Rhône Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which GAF Fiberglass Corporation, another predecessor to G-I Holdings, held an interest. This notice could result in G-I Holdings incurring liabilities significantly in excess of its deferred tax liability. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were not part of the G-I Holdings tax group, and G-I Holdings is unable to satisfy its tax obligations, G-I Holdings may cause us to make distributions to our stockholders by means of dividends, or otherwise, or cause us to make loans to them, and we could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. If such proof of claim is sustained for years in which we were part of the G-I Holdings tax group, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. See Item 3—"Legal Proceedings—Tax Claim Against G-I Holdings" and Item 13—"Certain Relationships and Related Transactions and Director Independence—Tax Sharing Agreement."

Federal and state statutes allow courts, under specific circumstances, to void the subsidiary guarantees and the liens securing the subsidiary guarantees.

        Our creditors or the creditors of the subsidiary guarantors could challenge the subsidiary guarantees and the liens granted by our subsidiaries securing the Senior Notes as fraudulent conveyances or on other grounds. Also, the creditors of our parent corporation, which could include the previously mentioned asbestos claimants under certain circumstances, could challenge the liens granted by our subsidiaries securing the subsidiary guarantees as fraudulent conveyances, preferences or on other grounds. See Item 3—"Legal Proceedings." The delivery of the subsidiary guarantees and the grant of the liens securing the Senior Notes and the subsidiary guarantees could be found to be a fraudulent transfer and declared void if a court determines that: (1) the subsidiary guarantee was delivered or the lien was granted with the intent to hinder, delay or defraud the subsidiary guarantor's existing or future creditors, (2) the subsidiary guarantor did not receive fair consideration for the delivery of the guarantee or the incurrence of the lien or (3) the subsidiary guarantor was insolvent at the time it delivered the subsidiary guarantee or granted the lien or was rendered insolvent by such delivery or grant. The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.

        If a court declares the security interests in respect of the Senior Notes to be void, any claim asserted against us for amounts payable on the Senior Notes would be unsecured. If a court declares either the subsidiary guarantees or the security interests in respect thereof to be void, or if the subsidiary guarantees must be limited or voided in accordance with their terms, any claim that noteholders make against the subsidiary guarantors for amounts payable on the subsidiary guarantees would be unsecured or subordinated to the debt and other liabilities of our subsidiary guarantors, including trade payables.

Restrictive covenants in our Senior Secured Credit Facilities and the indenture governing our Senior Notes may prevent us from pursuing business activities that could otherwise improve our results of operations.

        The terms of our Senior Secured Credit Facilities and the indenture governing our Senior Notes limit our ability and the ability of our subsidiaries to, among other things:

  •
  incur debt;

  •
  issue capital stock of our subsidiaries;

  •
  make certain payments and pay dividends;

  •
  create liens;

  •
  enter into transactions with stockholders and affiliates;

  •
  enter into restrictions affecting the ability of our subsidiaries to make distributions, loans or advances to us or other subsidiaries;

  •
  sell certain assets;

  •
  make capital expenditures;

  •
  issue guarantees; and

  •
  merge or consolidate with, or sell all or substantially all of our assets to, an unaffiliated third party.

        Our Senior Secured Credit Facilities also require us to maintain certain financial ratios. Complying with these restrictive covenants and the financial ratios, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. They may also limit our ability to pay interest or principal on our Senior Notes. Our ability to comply with these restrictive covenants and the financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with the restrictive covenants or financial ratios when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under the instrument and the acceleration of debt under our other debt instruments. If our debt is accelerated, we may not have sufficient funds available to make the required payments under our debt.

Risks Related to our Business

Changes in economic conditions may adversely affect our results of operations.

        Our business can be affected by certain economic conditions. While our net sales are predominantly derived from re-roofing, if the current housing downturn continues for a prolonged period of time it would have an impact on our results of operations. A slowdown in the demand for asphalt roofing products arising from the current general economic conditions would result in a decreased demand for our products, adverse pricing and a reduction in our plant capacity utilization.

Increased raw material, energy costs and transportation costs or shortages of raw materials could reduce our profitability.

        Our business relies on the availability of reasonably priced raw materials that are used in the production of our products. The availability and prices of these materials may be influenced by a number of different factors, many of which are not within our control. Shortages of and price increases for certain of these materials, including asphalt, some of which are correlated to increases in the price of crude oil, have occurred from time to time and may occur again in the future. Any significant price increases for our raw materials or increases in energy costs or transportation costs would reduce our margins to the extent we are unable to pass such price increases on to our customers. Any significant changes in our suppliers of raw materials could involve delays and costs that could significantly harm our business, financial condition and results of operations. See Item 1 "Business—Raw Materials."

We face significant competition in the markets we serve.

        The roofing products industry is highly competitive in most product categories and geographic regions. Some of our competitors are companies or divisions or operating units of companies that have greater financial and other resources than we do. Competition is based largely upon products and service quality, distribution capability and price. We compete for retail and wholesale business with both large national manufacturers and smaller regional producers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local brands, manufacturers with better access to certain geographic markets may have a competitive advantage in such markets. In addition, should the roofing products industry experience a prolonged period of excess capacity, it could result in downward pricing pressure and intensified competition. Given these factors, we may not be able to continue to compete successfully against existing or new competitors. Any such failure could dramatically reduce our cash flows and adversely affect our results of operations and financial condition. See Item 1—"Business—Competition."

The loss of one or two large customers could weaken our business and results of operations.

        During 2008, sales to The Home Depot and American Builders & Contractors Supply Company each represented more than 10% of our overall net sales. If we lose either or both of these customers or other significant customers, or experience extended delays or cancellations of significant volume or a significant decline in the level of purchases from either or both of them or other significant customers, our net sales could decline and our business, financial condition and results of operations could be significantly harmed.

Variations in extreme weather conditions can increase or decrease demand for our products and could have a significant affect on our results of operations.

        Our sales are generally seasonal in nature with our peak season in demand coming between June and November. Variations in extreme weather conditions, such as snow, hail, ice storms, hurricanes and tornadoes, or the lack thereof, may increase or decrease the demand for our products and may significantly impact our business, financial condition and results of operations.

Higher interest rates could affect our borrowing costs.

        We anticipate relying on our cash and cash equivalents on hand and our Senior Secured Revolving Credit Facility to support our overall cash flow requirements. Higher interest rates would affect our Senior Secured Credit Facilities and other variable interest rate debt instruments and adversely impact our borrowing costs.

Increases in labor union organizing activity and work stoppages at our facilities or the facilities of our suppliers could weaken our financial performance.

        Our financial performance is affected by the availability of qualified manufacturing personnel. At December 31, 2008, approximately 21% of our total employees were represented by fourteen labor unions. Our business, financial condition and results of operations could suffer if a strike or other type of conflict with personnel arises or if we become the subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We are dependent on certain key personnel, the loss of whom could weaken our financial performance and prospects.

        Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our senior executive management team has significant company and industry experience. The senior operating team has an aggregate of approximately 115 years of work experience with BMCA and/or Elk and has an extensive knowledge of our company, customers, competitors and the industry. This team has been instrumental in developing a successful business strategy, while successfully integrating two distinct companies into one and achieving the recent improvements in our operating and financial performance. Members of our senior management may not continue in their current positions. The loss of the services of any of these individuals could result in reduced revenues and could weaken our financial performance and results of operations.

Environmental laws and regulations could subject us to significant future liabilities.

        Our manufacturing facilities are subject to extensive and changing Federal, state and local environmental laws and regulations. These laws and regulations pertain to air and water emissions or discharges into the environment, the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act and similar state laws. In those proceedings and lawsuits, recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed. A number of those are in the early stages or have been dormant for protracted periods. We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. The discovery of presently unknown environmental conditions, changes in scope or enforcement of environmental laws and regulations or their interpretation, or other unanticipated events may give rise to expenditures or liabilities that may weaken our business, financial condition or results of operations. See Item 3—"Legal Proceedings—Environmental Litigation."

Our controlling stockholder has the ability to elect our entire Board of Directors and can control the outcome of any matter submitted to our stockholders.

        We are an indirect subsidiary of G-I Holdings, which is 99% beneficially owned (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) by Samuel J. Heyman. Mr. Heyman is a director of G-I Holdings and was our Acting Chief Executive Officer from October 2005 through April 2006. Accordingly, Mr. Heyman has the ability to elect our entire Board of Directors and to determine the outcome of any other matter submitted to our stockholders for approval, including, subject to the terms of the indenture relating to the Senior Notes, mergers, consolidations and the sale of all, or substantially all, of our assets. Mr. Heyman may exercise his control over us according to interests that are different from the interests of our noteholders. See Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties

        Our corporate headquarters is located at a 100-acre campus-like office and research park owned by a subsidiary of International Specialty Products Inc., at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13—"Certain Relationships and Related Transactions and Director Independence—Management Agreement."

        We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. Included in the principal facilities listed below are regional sales offices and warehouses that we maintain, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility
Alabama
Mobile	Plant
Tuscaloosa	Plant, Warehouses*
California
Bakersfield	Warehouse*
Fontana	Plant, Regional Sales Office, Warehouse*
Fresno	Plant, Warehouse, Warehouses*
Shafter	Plant, Plant
Stockton	Plant, Warehouse*
Florida
Tampa	Plant, Regional Sales Office*
Georgia
Cumming	Plant
Savannah	Plant
Illinois
Woodridge	Regional Sales Office*
Indiana
Evansville	Warehouse*
Michigan City	Plant, Administrative Office, Warehouse*
Mount Vernon	Plant, Plant
Kansas
Lenexa	Plant*
Maryland
Baltimore	Plant, Warehouse*, Warehouse
Massachusetts
Millis	Warehouse*
Walpole	Plant*
Minnesota
Lakeville	Warehouse*
Minneapolis	Plant
New Jersey
Bridgewater	Warehouse*
North Branch	Plant
Swedesboro	Regional Sales Office*
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant

Location	Facility
Ohio
Cleveland	Plant
Wadsworth	Plant*
Pennsylvania
Myerstown	Plant, Regional Sales Office
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant
Texas
Dallas	Administrative Offices*, Regional Sales Office*, Plant, Warehouse*
Ennis	Plant, Research Center
Gainesville	Plant
Port Arthur	Plant, Technical Service Center
San Antonio	Warehouse*
Wisconsin
Edgerton	Warehouse*

*
Leased Property

        In addition to the foregoing list, we have manufacturing facilities in Millis, Massachusetts; Albuquerque, New Mexico; Goldsboro, North Carolina; Erie, Pennsylvania; Quakertown, Pennsylvania and Port Arthur, Texas that are currently closed or have limited operations. During 2008, we restarted our Mobile, Alabama manufacturing facility and sold two manufacturing facilities in Hollister, California and Stockton, California, property in Fresno, California and our Waxahachie, Texas distribution center. In February 2009, we announced the temporary shutdown of our Shafter, California glass mat manufacturing facility and our Nashville, Tennessee glass fiber manufacturing facility. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2008, we made capital expenditures of approximately $65.8 million relating to property, plant and equipment.

Item 3.    Legal Proceedings.

        Asbestos Bodily Injury Claims.    In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities of our indirect parent, G-I Holdings, for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber contained in products sold by G-I Holdings or its predecessors ("Asbestos Claims"). As of March 30, 1997, we had paid all of our assumed liabilities for Asbestos Claims. G-I Holdings has agreed to indemnify us against any other existing or future Asbestos Claims if asserted against us. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought, and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy, which remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of our common stock. Such action could result in a change of control of our company. In addition, those creditors may attempt to assert Asbestos Claims against our company. (Approximately 1,900 Asbestos Claims were filed against us prior to February 2, 2001.) We believe that we will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claims against us.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against us seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court. By order dated May 30, 2008, the District Court dismissed the BMCA Action without ruling on the merits of BMCA's position that it has no successor liability for Asbestos Claims. The District Court ruled that a federal court declaratory judgment action was not the proper vehicle for resolving this issue. The District Court's ruling did not affect the preliminary injunction enjoining the prosecution of Asbestos Claims against BMCA, and we believe that we do not have liability for Asbestos Claims. Nevertheless, it is not possible to predict the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against us.

        Actions Relating to G-I Holdings' Bankruptcy.    On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and us. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of present and future holders of asbestos-related claims, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

        On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against us and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with our formation in 1994, in which G-I Holdings caused to be transferred to our company all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of liabilities for Asbestos Claims (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of our bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of our bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against us and the holders of our bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. By order dated August 22, 2008, the Bankruptcy Court stayed this authorization proceeding and other adversary proceedings effective upon the filing of a Joint Plan of Reorganization by G-I Holdings, the creditors' committee and the legal representative of present and future holders of asbestos-related claims. We believe the creditors' committee's avoidance claims are without merit and, in the event the stay is terminated, the Bankruptcy Court should not permit the creditors' committee to pursue such claims against us and the holders of our bank and bond debt as of 2000.

        We have been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors' committee and the legal representative of present and future holders of asbestos-related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation. The agreement is subject to a number of contingencies, but if the contingencies are met and the reorganization plan is confirmed, all of the actions described above will be resolved. If the bankruptcy is not resolved, BMCA and G-I Holdings intend to vigorously defend all litigations related thereto. A Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on October 30, 2008. G-I Holdings filed a Second Amended Joint Plan of Reorganization of G-I Holdings with the Bankruptcy Court on December 3, 2008.

        If the reorganization plan is not confirmed and we are not successful in defending against one or more of these claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings and may render us unable to pay interest or principal on our Senior Secured Credit Facilities and Senior Notes.

        Asbestos-in-Building Claims.    G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. We refer to the asbestos-in-building claims as the "Building Claims." Most Building Claims do not seek to recover an amount of specific damages. Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but was a co-defendant in only three remaining lawsuits at the time of the filing of its Chapter 11 petition. No new Building Claims were filed in 2008. We have not assumed any liabilities with respect to Building Claims, and believe we will not sustain any liability in connection with such claims.

        Insurance Matters.    In all the Building Claims, which are presently stayed as to G-I Holdings as a result of the G-I Holdings' bankruptcy filing, G-I Holdings' defense costs have been paid by Insurance Company of North America ("INA"). While G-I Holdings expects that INA will continue to be obligated to defend and indemnify G-I Holdings, INA has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims.

Environmental Litigation

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and

Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. Most of these environmental claims do not seek to recover an amount of specific damages.

        In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings that we did not assume relate primarily to closed manufacturing facilities. We estimate our liability as of December 31, 2008, in respect of assumed and other environmental liabilities is $2.6 million, and expect insurance recoveries, as discussed below, of $1.7 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

        At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all environmental claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, we believe that the ultimate disposition of such matters will not have a material adverse effect on our liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business—Environmental Compliance."

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable that we will receive the estimated recoveries, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

        In June 1997, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the Superior Court of New Jersey, Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed to the United States Bankruptcy Court for the District of New Jersey in February 2001 in conjunction with the G-I Holdings' bankruptcy case. In November 2002, the parties agreed to have the action remanded to the Superior Court of New Jersey, Somerset County where it is pending. While we believe that our claims are meritorious, there can be no assurance that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

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

Tax Claim Against G-I Holdings

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P., or the surfactants partnership, a partnership in which G-I

Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained for years in which we were part of the G-I Holdings tax group, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were not part of the G-I Holdings tax group, we nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. We believe that we will not be required to pay any incremental income tax to the Federal government with respect to this matter and that the ultimate disposition will not have a material adverse effect on our business, financial position or results of operations.

Other Litigation

        We are, from time to time, a party to litigation that arises in the normal course of our business operations. Although litigation is inherently unpredictable, we are not presently a party to any such litigation that we believe could reasonably be expected to have a material adverse effect on our business or financial position.

*    *    *

        The cases described above under "Legal Proceedings—Asbestos-in-Building Claims" and "Environmental Litigation" generally do not seek only specific amounts of damages, but rather seek all damages from whatever claims are asserted. While litigation is inherently unpredictable, we believe that the ultimate disposition of the cases, however, will not, individually or in the aggregate, have a material adverse effect on our liquidity, financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        All of our outstanding shares of Class A common stock are owned by BMCA Holdings Corporation, or BHC. Accordingly, there is no public trading market for our common stock.

        In 2008, 2007 and 2006 we declared and paid cash dividends of $7.5, $0 and $15.0 million, respectively, to our parent corporation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding restrictions on the payment of dividends. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data.

        See page F-27.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management" on page F-25.

Item 8.    Financial Statements and Supplementary Data.

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-2 to F-83.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A(T).    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b) Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

        Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and financial officers and affected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and the prevention and detection of misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of internal control over financial reporting using the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

  Changes in Internal Control over Financial Reporting

        There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the fourth quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of the Registrant

        The following are the name, age and respective positions of our directors and executive officers as of March 30, 2009.

Name	Age	Position
Robert B. Tafaro	58	Chief Executive Officer, President and Director
Richard A. Nowak	67	Executive Vice President, Chief Operating Officer and Director
John F. Rebele	54	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director
Matti Kiik	66	Senior Vice President, Chief Technology Officer and Director
Jan E. Jerger-Stevens	46	Senior Vice President, Human Resources and Director
Daniel J. Goldstein	48	Senior Vice President, General Counsel and Director

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

        Robert B. Tafaro—Mr. Tafaro has been President and Chief Executive Officer of BMCA and some of our subsidiaries since April 2006. He previously held the position of Chief Operating Officer of BMCA and some of our subsidiaries from October 2005 to April 2006 and he was Executive Vice President, Roofing Systems of BMCA and some of our subsidiaries from February 2005 to April 2006. He was also Senior Vice President and General Manager—Roofing Systems Sales of BMCA and some of our subsidiaries from October 2003 to February 2005. Mr. Tafaro has also been director of BMCA and some of our subsidiaries for more than five years.

        Richard A. Nowak—Upon the acquisition of Elk on February 22, 2007, Mr. Nowak was appointed Executive Vice President and Chief Operating Officer of BMCA and some of our subsidiaries. In January 2008, Mr. Nowak was appointed to the Board of Directors of BMCA. Prior to the acquisition of Elk, Mr. Nowak was the President, Chief Operating Officer and Director of Elk from March 31, 2002 through February 22, 2007.

        John F. Rebele—Mr. Rebele has been Chief Administrative Officer since April 2005 and Senior Vice President and Chief Financial Officer of BMCA and some of our subsidiaries for more than five years. Mr. Rebele has been a director of BMCA and of our subsidiaries for more than five years.

        Matti Kiik—Upon the acquisition of Elk on February 22, 2007, Mr. Kiik was appointed Senior Vice President and Chief Technology Officer of BMCA and some of our subsidiaries. In January 2008, Mr. Kiik was appointed to the Board of Directors of BMCA. Prior to the acquisition of Elk, Mr. Kiik was the Senior Vice President and Chief Technology Officer of Elk from December 2006 through February 22, 2007. Prior to December 2006, Mr. Kiik was the Senior Vice President, Research and Development of Elk for more than five years.

        Jan E. Jerger-Stevens—Upon the acquisition of Elk on February 22, 2007, Ms. Jerger-Stevens was appointed Vice President—Human Resources of BMCA and some of our subsidiaries. In January 2008, Ms. Jerger-Stevens was appointed Senior Vice President—Human Resources of BMCA and some of our subsidiaries and was appointed to the Board of Directors of BMCA. Prior to the acquisition of Elk, Ms. Jerger-Stevens was the Vice President—Human Resources of Elk from April 2006 through February 22, 2007. Prior to April 2006, Ms. Jerger-Stevens was employed by Jacuzzi Brands, Inc. as Director of Human Resources since 2004.

        Daniel J. Goldstein—Mr. Goldstein became Senior Vice President, General Counsel of BMCA and some of our subsidiaries effective September 2, 2008 and was elected to the Board of Directors of BMCA and some of our subsidiaries on March 27, 2009. Prior to his employment at BMCA, Mr. Goldstein was employed at Pitney Bowes Inc. as Vice President, Deputy General Counsel from 2005 to 2008 and as Associate General Counsel from 1999 to 2005.

Audit Committee Financial Expert

        We are not issuers of securities as that term is defined in the Securities Exchange Act of 1934 and do not have any securities listed on a national exchange or association. Based on the foregoing, our Board of Directors does not, nor is it required to have an audit committee and, therefore, is not required to determine anyone to be an audit committee financial expert. Our Board of Directors performs customary audit committee functions for us.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy

        The primary goal of the Company with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for the individual executives and for the Company, and to encourage executive performance that contributes to the long-term growth of the Company. For this reason, the Company has formed an internal compensation committee comprised of the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President of Human Resources. Since we are not a publicly-held company, we are not required to form a compensation committee comprised of independent directors, as required by applicable laws and regulations, including the Sarbanes-Oxley Act, and applicable listing requirements.

        To achieve the Company's executive compensation objectives, the compensation committee implements and maintains compensation plans and policies that ensure that executive compensation is fair, reasonable and competitive, and that reward executives' contributions to the overall short and long-term growth of the Company. We use short-term compensation (base salaries and annual cash bonuses) and long-term incentive compensation in the form of incentive units to achieve our goal of driving long-term growth in net book value per share as defined in the 2001 Long-Term Incentive Plan (see below). The Company's compensation policy links each executive's earnings opportunity with the Company's short and long-term performance. To maintain this link, the committee bases performance on the achievement of pre-determined financial targets and operational goals measured by metrics such as operating income and growth, as well as each executive's individual contributions.

        The Company maintains two compensation plans—the 2001 Long Term Incentive Plan and the Executive Incentive Compensation Plan. The compensation committee meets at least annually with respect to distributions and grants under each of these plans. The compensation committee also meets annually to review and approve a compensation budget, including any changes in executive salaries.

Setting Executive Compensation

        In setting compensation, the compensation committee evaluates individual executive performance with the goal of setting compensation at levels they believe are comparable with executives in other companies of similar size, with similar revenues and in similar industries, while taking into account our relative performance and our own strategic goals. The compensation committee conducts an annual benchmark review of the aggregate level of our executive compensation as well as the mix of elements used to compensate our executive officers, including base salary, bonus, total cash compensation and long-term compensation. The compensation committee reviews several executive compensation surveys that compare the amounts paid to executives in peer companies. The compensation committee reviews companies of comparable size for purposes of benchmarking executive compensation. The various survey results are then compared, and the compensation committee benchmarks our executive compensation against the median updated compensation paid by the aforementioned groups of companies. Once the committee has completed its benchmark review, it outlines its findings regarding current market pricing for executive salaries and these findings are used as a basis for recommending salary adjustments, bonuses and incentive plan grants. The Company used Buck Consultants in 2008 to assist with its benchmark process with respect to the compensation of our Chief Executive Officer and used a variety of other tools and sources for the benchmarking of other executive compensation. The committee does not have a pre-established policy or target for allocating among salary, cash bonuses and long-term incentive compensation. The proper compensation mix is determined based on the performance of the Company and of the individual executive, as compared to goals that were established at the beginning of the year for which incentive compensation is to be paid.

Elements of Compensation

        For the fiscal year ended December 31, 2008, the Company's compensation components for the named executive officers included the following elements:

    •
    Base salary;

    •
    Annual bonus (EIC);

    •
    Long-term incentive compensation;

    •
    Post-termination compensation;

    •
    Other bonuses; and

    •
    Perquisites and other personal benefits.

Base Salary

        The Company pays base salaries to its named executive officers and all other employees to compensate them for their services during the fiscal year. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at companies of similar size, with similar revenues and in similar industries, in line with our compensation philosophy. Base salaries are reviewed annually, and may be adjusted from time to time to reflect changes in market levels after taking into account the individual responsibilities, performance and experience of each executive as compared with executives in similar positions with similar responsibilities in the peer group.

Annual Bonus (EIC)

        The compensation committee may award discretionary annual bonuses to the named executive officers and to other employees, which amounts are usually paid under the Executive Incentive Compensation Plan, with limited exceptions. The annual incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. The Executive Incentive Compensation Plan is an annual cash incentive plan that is overseen by the compensation committee. When the compensation committee decides to award a bonus, they determine the pool of eligible employees and the amount that those employees will be eligible to receive under the plan. The plan includes various incentive levels based on the participant's accountability and impact on Company operations, and target award opportunities are established as a percentage of base salary, ranging from 40% of base salary to 50% of base salary for the Company's named executive officers. In addition, discretionary bonus amounts may be paid to named executives based on individual performance under the Executive Incentive Compensation Plan.

        Each year, the compensation committee sets minimum, target and maximum levels for corporate and individual performance goals, and payment of awards is based upon the achievement of those goals for that year. Upon completion of the fiscal year, the compensation committee assesses the performance of the Company and the individual with respect to those goals, and an overall percentage amount for the corporate financial goals is calculated. The annual bonus is paid in cash and is ordinarily paid in a single installment in February or March following the completion of a given fiscal year.

        For the fiscal years ended December 31, 2008, 2007 and 2006, each of the named executive officers in our summary compensation table received the following payments in February 2009, March 2008 and February 2007, respectively. The 2008, 2006 and a portion of the 2007 Bonus Awards for Mr. Tafaro were made under the executive compensation plan, while such bonuses for Messrs. Rebele, Harrison, Nowak, Kiik and Ms. Jerger-Stevens were made under the Executive Incentive Compensation Plan. The remainder of the 2007 Bonus Awards reflect a one-time integration bonus paid to each of the executives in recognition of the success of the integration of BMCA and Elk.

Executive Name	2008 Bonus Award	2007 Bonus Award	2006 Bonus Award
Robert B. Tafaro	$1,000,000	$500,000	$435,000
Richard A. Nowak	$360,000	$250,000	$—
John F. Rebele	$300,000	$250,000	$230,000
David A. Harrison	$—	$180,000	$135,000
Matti Kiik	$175,000	$150,000	$—

        Awards were made to the above-named executive officers in February 2009, March 2008 and February 2007 for performance in 2008, 2007 and 2006, respectively and are reflected in the Bonus column of the Summary Compensation Table on page 32.

Long-Term Incentive Compensation

        The Company employs two forms of equity incentives: restricted stock and incentive units. These incentives foster the long-term perspective necessary for the continued success in the Company's business.

  Restricted Stock

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on the Company's Book Value as of the date of grant. The options vested ratably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2008, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No shares or options were granted in 2008, 2007 and 2006 and there are no outstanding shares or options as of March 30, 2009.

  Incentive Units

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan ("2001 LTIP"), which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their Preferred Stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan provides long-term compensation to employees and key management personnel based on the Company's book value. Our 2001 Long-Term Incentive Plan authorizes the compensation committee to grant Incentive Units ("Incentive Units") to eligible employees. The number of Incentive Units granted is determined by the compensation committee in its discretion, and the determination of that number is based on the performance of the individual, the performance of the Company, and the individual's contribution to the long-term growth of the Company. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock options retain the vested status and vesting schedule of the options exchanged. The compensation committee may, in its sole discretion, however, grant Incentive Units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with BMCA or any subsidiary for any reason. If, after a change of control of BMCA (as defined in the 2001 LTIP), an employee's employment is terminated within twelve months of the change of control for any reason other than Good Cause (as defined in the 2001 LTIP), as a result of death or permanent disability, or by the employee for Good Reason (as defined in the 2001 LTIP), all Incentive Units will become fully and immediately vested. Vested Incentive Units are exercised on the earlier of: (i) the sixth anniversary of the date the Incentive Unit was granted; (ii) a specified date elected by an employee; and (iii) either one year after the employee's termination of employment with the Company due to retirement, or the date of the employee's termination of employment for reasons other than due to retirement.

        At the end of each fiscal quarter, the value of Incentive Units is calculated based on our book value, as defined in the plan, at that date less book value as of the date of grant divided by 1,000,010. Upon exercise of an Incentive Unit, a participant receives in cash the excess, if any, of the value of such Incentive Unit as of the end of the fiscal quarter immediately preceding the exercise date (except in the event the exercise is within thirty days of the end of a fiscal quarter, in which case the value will be calculated as of the end of such fiscal quarter), over the initial value of such Incentive Unit, subject to all appropriate income tax withholdings. Accordingly, the dollar value of future payouts is not readily ascertainable.

        In December 2005, the compensation committee exercised its rights to amend the 2001 LTIP, and extended the term of the 2001 LTIP through December 2007. In December 2007, the compensation committee further extended the term of the 2001 LTIP through December 2009. In December 2008, the compensation committee amended the 2001 LTIP to eliminate the termination date provision allowing the committee to terminate the 2001 LTIP at its discretion.

Post-Termination Compensation

        In order for the Company to attract and retain well-qualified executives and key personnel, to provide certain security to itself and to each executive and to provide for continuity of management in the event of a change in control of the Company, in 2001 the Company entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Tafaro, Rebele and Harrison.

        The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event. At December 31, 2008, the aggregate value of the security agreements related to the above-named individuals was $4.3 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        A change of control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding. See Item 1A—"Risk Factors."

        Under the agreements, the "Heyman Group" means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J. Heyman, his heirs, administrators or executors and (2) any entity controlled, directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section "beneficial ownership" shall be determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

        On January 30, 2009, Mr. Harrison converted his full-time employment as the Senior Vice President, Chief Marketing Officer and Director of the Company to that of a consultant to the Company. On such date, Mr. Harrison's employment security agreement terminated. In connection with

Mr. Harrison's change in employment status, Mr. Harrison received a discretionary bonus for his fiscal year 2008 performance, in lieu of any bonus under the Company's Executive Incentive Compensation Plan, in the amount of $180,000.

        Additionally, under their respective employment agreements dated August 9, 2007, Messrs. Nowak and Kiik are entitled to severance payments, which are based on the timing of their termination.

Other Bonuses

        Pursuant to their employment agreements dated August 9, 2007, Messrs. Nowak and Kiik each received a signing bonus in the amount of $1.0 and $0.3 million, respectively. Additionally, each is entitled to interim stay bonuses in exchange for remaining an employee of the Company through specified dates. In 2008 Messrs. Nowak and Kiik each received an interim stay bonus in the amount of $1.8 and $0.5 million, respectively.

Perquisites and Other Personal Benefits

        The Company provides named executive officers with certain perquisites and other personal benefits that the compensation committee believes are reasonable and consistent with the overall compensation philosophy to attract, retain and motivate the most qualified and dedicated employees for key positions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

        The named executive officers are provided use of company automobiles, payment of premiums for life insurance policies and long-term disability insurance policies, Company contributions to the 401(k) plan, and participation in the plans and programs described above. In certain instances and on a case-by-case basis, the Company may reimburse relocation expenses and pay relocation bonuses to executives who are required, due to promotions or reorganizations, to move to another Company location. Additionally, the Company may pay special one-time bonuses to certain executives when their performance far-exceeds any targets or goals set by the compensation committee. Such bonuses are not common and are not paid through any formal compensation plan.

Compensation Committee Report

        The compensation committee, reviewed and discussed the above Compensation Discussion and Analysis ("CD&A") with the Company's management. Based on the review and discussion, the compensation committee recommended to the Company's Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

                              Robert B. Tafaro
                              John F. Rebele
                              Jan E. Jerger-Stevens

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)		Option Awards	All Other Compensation		Total
Robert B. Tafaro	2008	$575,000		$1,000,000		$1,619,649	$35,257	(2)	$3,229,906
Chief Executive Officer	2007	$525,000		$500,000	(2)	$190,120	$34,474	(2)	$1,249,594
and President(2)	2006	$450,000		$435,000		$660,108	$36,815	(2)	$1,581,923
Richard A. Nowak	2008	$512,340		$2,110,000	(3)	$510,188	$37,224	(3)	$3,169,752
Executive Vice President and	2007	$374,318	(3)	$1,250,000	(3)	$3,656	$34,517	(3)	$1,662,491
Chief Operating Officer(3)	2006	$—		$—		$—	$—		$—
John F. Rebele	2008	$351,780		$300,000		$533,623	$37,150	(4)	$1,222,553
Senior Vice President,	2007	$339,900		$250,000	(4)	$82,689	$37,415	(4)	$710,004
Chief Financial Officer and	2006	$315,833		$230,000		$438,325	$37,308	(4)	$1,021,466
Chief Administrative Officer(4)
David A. Harrison	2008	$322,197		$180,000	(5)	$533,041	$25,351	(5)	$1,060,589
Senior Vice President and	2007	$314,563		$180,000	(5)	$75,922	$30,254	(5)	$600,739
Chief Marketing Officer(5)	2006	$290,613		$135,000		$353,270	$26,338	(5)	$805,221
Matti Kiik	2008	$280,817		$675,000	(6)	$258,984	$32,668	(6)	$1,247,469
Senior Vice President and	2007	$218,755	(6)	$450,000	(6)	$1,755	$25,418	(6)	$695,928
Chief Technology Officer(6)	2006	$—		$—		$—	$—		$—

(1)
Bonus amounts for 2008, 2006 and a portion of the bonus amounts for certain executives in 2007 are payable pursuant to our Executive Incentive Compensation ("EIC") Plan with the exception of the bonus amounts paid to Mr. Tafaro, which are payable pursuant to the executive compensation plan. The 2008 bonus amount for Mr. Harrison was payable as a discretionary bonus pursuant to a separation agreement dated January 30, 2009 and was not part of the EIC Plan. Bonus amounts for Mr. Nowak and Mr. Kiik for 2008 and 2007 include interim stay bonuses, which were paid pursuant to their respective employment agreements and were not part of the EIC Plan.

(2)
Included in "Bonus" for Mr. Tafaro for 2007 are amounts awarded under the executive compensation plan and a one-time integration bonus. Included in "All Other Compensation" for Mr. Tafaro are: $16,400, $16,250 and $15,900 representing our contribution under the 401(k) plan in 2008, 2007 and 2006, respectively; $8,076, $6,615 and $8,849 representing the amount of imputed income for the personal use of an automobile in 2008, 2007 and 2006, respectively; $10,056, $10,434 and $10,491 for the premiums paid by us for a life insurance policy in 2008, 2007 and 2006, respectively; and $725, $1,175 and $1,575 for the premiums paid by us for a long-term disability policy in 2008, 2007 and 2006, respectively. The amount included in "Option Awards" for Mr. Tafaro represents the expense incurred in 2008, 2007 and 2006, respectively, by us in relation to all incentive units granted to Mr. Tafaro and outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(3)
The salary and other compensation in 2007 for Mr. Nowak only reflect compensation for services since the date of acquisition. Included in "Bonus" for Mr. Nowak for 2008 is $1,750,000, representing an interim stay bonus paid in 2008. Included in "Bonus" for Mr. Nowak for 2007 is $1,000,000 representing a signing bonus paid in 2007 and a one-time integration bonus. Included in "All Other Compensation" for Mr. Nowak are: $16,100 and $26,332 representing our contribution under the Elk 401(k) plan in 2008 and 2007, respectively; $12,087 and $4,282 representing the amount of imputed income for the personal use of an automobile in 2008 and 2007, respectively; $6,878 and $2,050 for the premiums paid by us for a life insurance policy in 2008 and 2007, respectively; and $2,159 and $1,853 for the premiums paid by us for a long-term disability policy in 2008 and 2007, respectively. The amount included in "Option Awards" for Mr. Nowak represents the expense incurred in 2008 and 2007, respectively, by us in relation to all incentive units granted to Mr. Nowak and outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(4)
Included in "Bonus" for Mr. Rebele for 2007 are amounts awarded under the Executive Incentive Compensation Plan, and a one-time integration bonus. Included in "All Other Compensation" for Mr. Rebele are: $16,400, $16,250 and $15,900 representing our contribution under the 401(k) plan in 2008, 2007 and 2006, respectively; $15,056, $12,661 and $12,825 representing the amount of imputed income for the personal use of an automobile in 2008, 2007 and 2006, respectively; $4,969, $7,329 and $7,008 for the premiums paid by us for a life insurance policy in 2008, 2007 and 2006, respectively; and $725, $1,175 and $1,575 for the premiums paid by us for a long-term disability policy in 2008, 2007 and 2006, respectively. The amount included in "Option Awards" for Mr. Rebele represents the expense incurred in 2008, 2007 and 2006, respectively, by us in relation to all incentive units granted to Mr. Rebele and outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(5)
Included in "Bonus" for Mr. Harrison for 2008 is $180,000 representing a discretionary bonus, in lieu of any bonus under the EIC Plan, paid pursuant to his separation agreement. Included in "Bonus" for Mr. Harrison for 2007 are amounts awarded under the Executive Incentive Compensation Plan, and a one-time integration bonus. Included in "All Other Compensation" for Mr. Harrison are: $16,400, $16,250 and $15,900 representing our contribution under the 401(k) plan in 2008, 2007 and 2006, respectively; $7,158, $12,829 and $2,405 representing the amount of imputed income for the personal use of an automobile in 2008, 2007 and 2006, respectively; $1,068, $0 and $6,458 for the premiums paid by us for a life insurance policy in 2008, 2007 and 2006, respectively; and $725, $1,175 and $1,575 for the premiums paid by us for a long-term disability policy in 2008, 2007 and 2006, respectively. The amount included in "Option Awards" for Mr. Harrison represents the expense incurred in 2008, 2007 and 2006, respectively, by us in relation to all incentive units granted to Mr. Harrison and outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan." Effective January 30, 2009, Mr. Harrison converted his full-time employment status as Senior Vice President, Chief Marketing Officer and Director of the Company to that of a consultant to the Company.

(6)
The salary and other compensation in 2007 for Mr. Kiik only reflect compensation for services since the date of acquisition. Included in "Bonus" for Mr. Kiik for 2008 is $500,000, representing an interim stay bonus paid in 2008. Included in "Bonus" for Mr. Kiik for 2007 is $300,000, representing a signing bonus paid in 2007 and a one-time integration bonus. Included in "All Other Compensation" for Mr. Kiik are: $15,900 and $19,974 representing our contribution under the Elk 401(k) plan in 2008 and 2007, respectively; $9,132 and $2,575 representing the amount of imputed income for the personal use of an automobile in 2008 and 2007, respectively; $5,770 and $996 for the premiums paid by us for a life insurance policy in 2008 and 2007, respectively; and $1,866 and $1,873 for the premiums paid by us for a long-term disability policy in 2008 and 2007, respectively. The amount included in "Option Awards" for Mr. Kiik represents the expense incurred in 2008 and 2007, respectively, by us in relation to all incentive units granted to Mr. Kiik and outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

Long-Term Incentive Plan

        The following table sets forth information on awards (incentive units) granted to the executive officers named in the Summary Compensation Table above during 2008 under our 2001 Long-Term Incentive Plan.

2008 Grants of Plan—Based Awards(1)

Name	Grant Date	Date of Compensation Committee Action	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards(2)(3)
Robert B. Tafaro	1/08	1/08	6,000	$592.01
Richard A. Nowak	—	—	—	—
John F. Rebele	—	—	—	—
David A. Harrison	—	—	—	—
Matti Kiik	—	—	—	—

(1)
Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The 2001 LTIP provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the plan). Our 2001 Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. "Option Awards" referenced in the table above are incentive units granted under the 2001 Long-Term Incentive Plan. Our 2001 Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than the vesting schedule provided for in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with BMCA or any subsidiary for any reason. If, after a change of control of BMCA, (as defined in the 2001 LTIP) an employee's employment is terminated within twelve months of the change of control for any reason other than Good Cause (as defined in the 2001 LTIP), as a result of death or permanent disability, or by the employee for Good Reason (as defined in the 2001 LTIP), all incentive units will become fully and immediately vested. Vested Incentive Units are exercised on the earlier of: (i) the sixth anniversary of the date the Incentive Unit was granted; (ii) a specified date elected by an employee; and (iii) either one year after the employee's termination of employment with the Company due to retirement, or the date of the employee's termination of employment for reasons other than due to retirement.

(2)
Set forth under the "Exercise or Base Price of Option Awards" column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value, as defined in the plan at that date less book value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. Our 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000, however, in December 2005, the committee exercised its rights to amend the 2001 LTIP, and extended the term of the 2001 LTIP through December 2007. In December 2007, the compensation committee further extended the term of the 2001 LTIP through December 2009. In December 2008, the compensation committee amended the 2001 LTIP to eliminate the termination date provision allowing the committee to terminate the 2001 LTIP at its discretion.

(3)
Upon exercise of an incentive unit, a participant will receive in cash the excess, if any, of the value of such incentive unit as of the end of the fiscal quarter immediately preceding the exercise date

  (except in the event the exercise is within thirty days of the end of a fiscal quarter, in which case the value will be calculated as of the end of such fiscal quarter), over the initial value of such incentive unit, subject to all appropriate income tax withholdings. Accordingly, the amount of future payouts is not readily ascertainable.

        The following tables set forth detailed information on awards (incentive units) to our executive officers named in the Summary Compensation Table above under our 2001 Long-Term Incentive Plan that are outstanding at December 31, 2008.

Outstanding Equity Awards at December 31, 2008
Option Awards(1)

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Numbers of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Robert B. Tafaro	1,320	—	880	$478.16	4/11
	3,000	—	2,000	$534.19	1/12
	1,000	—	4,000	$583.08	1/13
	—	—	6,000	$592.01	1/14
Richard A. Nowak	1,750	—	3,250	$583.49	7/13
John F. Rebele	600	—	—	$300.00	1/10
	1,080	—	720	$478.16	4/11
	460	—	1,840	$583.08	1/13
David A. Harrison(2)	1,100	—	—	$300.00	1/10
	960	—	640	$478.16	4/11
	380	—	1,520	$583.08	1/13
Matti Kiik	750	—	2,250	$583.49	7/13

(1)
"Option Awards" referenced in the table above are incentive units granted under the 2001 Long-Term Incentive Plan.

(2)
On January 30, 2009, Mr. Harrison converted his full-time employment status as the Senior Vice President, Chief Marketing Officer and Director of the Company to that of a consultant to the Company. As a result, vesting of previously granted but unvested incentive units ceased on January 30, 2009 and vested incentive units as of that date shall expire ninety days from January 30, 2009.

Option Exercises in 2008(1)

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Robert B. Tafaro	2,100	$657,181
Richard A. Nowak	—	$—
John F. Rebele	1,100	$351,241
David A. Harrison	1,100	$351,241
Matti Kiik	—	$—

    (1)
    "Option Exercises" referenced in the table above are exercised incentive units granted under the 2001 Long-Term Incentive Plan.

Employment Security Agreements

        In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Tafaro, Rebele and Harrison, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined. At December 31, 2008, the aggregate value of the security agreements related to the above-named individuals (see Directors and Executive Officers of the Registrant) was $4.3 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        A change of control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding.

        Under the agreements, the "Heyman Group" means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J. Heyman, his heirs, administrators or executors and (2) any entity controlled, directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section, "beneficial ownership" shall be determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

        On January 30, 2009, Mr. Harrison converted his full-time employment as the Senior Vice President, Chief Marketing Officer and Director of the Company to that of a consultant to the Company. Accordingly, on such date, Mr. Harrison's employment security agreement terminated.

        Additionally, under their respective employment agreements dated August 9, 2007, Messrs. Nowak and Kiik are entitled to severance payments, which are based on the timing of their termination.

Compensation of Directors

        Our directors do not receive any additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participations

        We do not have a separate compensation committee within the rules prescribed by the Sarbanes-Oxley Act. Compensation policies are established by our internal compensation committee, comprised of our Chief Executive Officer, Chief Financial Officer and Senior Vice-President of Human Resources. See Item 13, "Certain Relationships and Related Transactions and Director Independence."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Securities Authorized for Issuance Under Equity Compensation Plans

        As of December 31, 2008, options to purchase 400,000 shares of preferred stock remain available for grants under our 1996 Preferred Stock Option Plan.

  Securities Ownership of Certain Beneficial Owners and Management

        As of March 30, 2009, 100% of our outstanding shares of Class A common stock were owned of record by BMCA Holdings Corporation.

        The following table sets forth information with respect to the ownership of our common stock, as of March 30, 2009, by each other person known to us to own beneficially more than 5% of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class	Total Voting Power
Class A Common Stock	Samuel J. Heyman	1,015,010	(2)	100.0%	100.0%
	All directors and executive officers as a group (7 persons)	—		—	—

(1)
The business address for Mr. Heyman is 667 Madison Avenue, New York, New York 10021.

(2)
The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of our common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 30, 2009, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Although no formal written policy is in place, our Board of Directors is responsible for reviewing and approving the terms and conditions of all significant related party transactions.

Management Agreement

        Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $7.3, $6.7 and $6.1 million in 2008, 2007 and 2006, respectively, for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The amount payable to ISP for management fees as of December 31, 2008 and 2007 was $0.9 and $0.5 million, respectively. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2008, 2007 and 2006 was $0.9, $0.8 and $0.9 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters.

        The salary of Mr. Daniel J. Goldstein, Senior Vice President and General Counsel is paid by ISP pursuant to our management agreement with ISP. We reimburse ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of Mr. Goldstein.

        Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

        During 2008, we and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals, an affiliate of BMCA and ISP, which is also an affiliate of BMCA. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the year ended December 31, 2008, we purchased $40.6 million of roofing granules under this arrangement.

        In addition to the granules products purchased by BMCA under the above purchase order basis, the balance of BMCA's granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the year ended December 31, 2008, we purchased $83.2 million of roofing granules.

Tax Sharing Agreement

        We entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of Federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated Federal income tax return for the G Holdings' consolidated tax group, we are obligated to pay G Holdings an amount equal to those Federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G Holdings in future years, but cannot be carried back. Our unused tax attributes currently consist of a net operating loss carryforward of $42.1 million, which will not expire until 2027. If we ever were to leave the G Holdings' consolidated tax group, we would be required to pay to G Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had each filed our own separate Federal income tax return. Under the Tax Sharing Agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the

G Holdings' consolidated tax group, we are severally liable for certain Federal income tax liabilities of the G Holdings' consolidated tax group, including tax liabilities not related to our business, we should have no liability other than liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G Holdings makes all decisions with respect to all matters relating to taxes of the G Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes we would have incurred if we filed our own separate Federal income tax return and the fact that we are a member of the G Holdings' consolidated tax group for Federal income tax purposes.

Intercompany Borrowings

        We make loans to, and borrow from, our parent corporations from time to time at interest rates ranging from 3.25% to 7.25% in 2008. As of December 31, 2008 and 2007, BMCA Holdings Corporation owed us $56.3 and $56.2 million, including interest of $1.1 and $1.0 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $3.4, $5.0 and $4.9 million in 2008, 2007 and 2006, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $3.3, $4.8 and $4.7 million in 2008, 2007 and 2006, respectively. Loans payable to/receivable from our parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Credit Facilities and our Senior Notes. Under the terms of our Senior Secured Credit Facility and the indenture governing our Senior Notes at December 31, 2008, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

Director Independence

        As of March 30, 2009, our Board of Directors is comprised of Messrs. Tafaro, Nowak, Rebele, Kiik, Goldstein and Ms. Jerger-Stevens, none of whom are independent.

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst & Young LLP and other public accounting firms, for the fiscal years ended December 31, 2008 and 2007.

Audit and Non-Audit Fees

	2008	2007
Audit Fees(1)	$546,800	$542,800
Audit-Related Fees(2)	67,500	67,000
Tax Fees(3)	164,037	241,818
All Other Fees(4)	229,700	1,165,916

Total	$1,008,037	$2,017,534

    (1)
    Audit fees relate to professional services rendered by Ernst & Young LLP in 2008 and 2007 in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

    (2)
    Audit-related fees include professional services rendered by Ernst & Young LLP in 2008 and 2007 related to the audit of our employee benefit plans. In addition, 2008 and 2007 audit related fees include professional services rendered by Grant Thornton LLP related to the Elk employee benefit plans.

    (3)
    For 2007 tax fees include professional services rendered by Ernst & Young LLP paid in 2008 and for 2008 professional services rendered in 2008 to be paid in 2009 in connection with tax compliance. In addition, 2008 and 2007 tax fees include professional services rendered by Ernst & Young LLP for tax compliance related to Elk that were rendered and paid in 2008 and 2007, respectively. We do not engage Ernst & Young LLP to perform personal tax services for our executive officers.

    (4)
    All other fees in 2008 include professional services rendered by Ernst & Young LLP related to the review of final purchase accounting adjustments and a consent issued in connection with our franchise offering circular. In addition, all other fees in 2008 include professional services rendered by KPMG, LLP related to the reissuance of their opinion. All other fees in 2007 include professional services rendered by Ernst & Young LLP related to merger and acquisition due diligence, post-acquisition financial statement review, a comfort letter issued in connection with the acquisition and merger of Elk and a consent issued in connection with our franchise offering circular. In addition, all other fees in 2007 include professional services rendered by KPMG LLP, Grant Thornton LLP and Price Waterhouse Coopers LLP related to the reissuance of their respective opinions and/or comfort letters in connection with the acquisition of Elk.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accountants

        Our Board of Directors approves, prior to the engagement of our independent registered public accountants, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from Ernst & Young LLP during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial officer (who is a member of the Board of Directors) or our principal accounting officer as required.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following documents are filed as part of this report:

          (a)(1) Financial Statements: See Index on page F-1.

          (a)(2) Financial Statement Schedules: See Index on page F-1.

          (a)(3) Exhibits:

EXHIBIT INDEX

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
3.3
Certificate of Incorporation of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.3 to BMCA's Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K")).
3.4	By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 Form 10-K).
3.5	Certificate of Incorporation of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.5 to the 1998 Form 10-K).
3.6	By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 Form 10-K).
4.1	Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
4.2
First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
4.3
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to BMCA's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).
4.4
Third Supplemental Indenture, dated as of January 4, 2007 to Indenture dated as of December 3, 1998, among BMCA, the guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to BMCA's Form 10-K for the fiscal year ended December 31, 2007 (the "2007 Form 10-K")).

Exhibit Number	Description
4.5	Indenture, dated as of July 26, 2004, among BMCA, as issuer, BMCA Insulation Products Inc., BMCA Quakertown Inc., Building Materials Investment Corporation, Building Materials Manufacturing Corporation, Ductwork Manufacturing Corporation, GAF Leatherback Corp., GAF Materials Corporation (Canada), GAF Premium Products Inc., GAF Real Properties, Inc., GAFTECH Corporation, LL Building Products Inc., Pequannock Valley Claim Service Company, Inc., South Ponca Realty Corp. and Wind Gap Real Property Acquisition Corp., as guarantors, and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.10 to BMCA's Registration Statement on Form S-4 (Registration No. 333-119608)).
4.6
First Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to the 2007 Form 10-K).
4.7
Second Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.7 to the 2007 Form 10-K).
4.8
Third Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to the 2007 Form 10-K).
4.9
Fourth Supplemental Indenture, dated as of February 21, 2007, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to the 2007 Form 10-K).
4.10
Fifth Supplemental Indenture, dated as of February 22, 2007, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to the 2007 Form 10-K).
4.11
Sixth Supplemental Indenture, dated as of March 26, 2007, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.11 to the 2007 Form 10-K).
10.1
Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
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

Exhibit Number	Description
10.5	Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA's Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K")).
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
10.7
Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., BMCA and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended April 4, 2004).
10.8
Amendment No. 7 to the Amended and Restated Management Agreement, dated as of January 1, 2005, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 3, 2005).
10.9
Amendment No. 8 to the Amended and Restated Management Agreement, dated as of January 1, 2006, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Minerals Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 2, 2006).
10.10
Amendment No. 9 to the Amended and Restated Management Agreement, dated as of January 1, 2007, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings LLC, ISP Minerals Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, LLC, formerly ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's current report on Form 8-K dated February 19, 2008).
*10.11
Amendment No. 10 to the Amended and Restated Management Agreement, dated as of January 1, 2008, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings LLC, ISP Minerals Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, LLC, formerly ISP Chemco, Inc.
10.12	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 Form 10-K).

Exhibit Number	Description
10.13	Form of BMCA 2001 Long-Term Incentive Plan Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to BMCA's Form 10-Q for the quarterly period ended July 3, 2005).
10.14	First Amendment to the BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to BMCA's Form 10-K for the fiscal year ended December 31, 2005).
10.15	Second Amendment to the BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BMCA's current report on Form 8-K dated December 31, 2007).
*10.16	The Amended and Restated Long-Term Incentive Plan effective January 1, 2005.
10.17	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.18	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 Form 10-K).
10.19
Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).
10.25
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
10.26
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
10.27
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

Exhibit Number	Description
10.28	Amendment No. 1 to the Term Loan Agreement, dated as of March 15, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.3 to BMCA's Current Report on Form 8-K dated March 15, 2007).
10.29
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
10.30
Junior Lien Term Loan Agreement, (amending and restating in its entirety the Bridge Loan Agreement dated as of February 22, 2007) dated as of March 15, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the lenders named therein, as lenders; Deutsche Bank AG New York Branch, as collateral agent and administrative agent; Deutsche Bank Securities, Inc., Bear Stearns & Co. Inc., and J.P. Morgan Securities, Inc. as joint lead arrangers and joint book managers; and Deutsche Bank AG Cayman Islands Branch, Bear Stearns Corporate Lending Inc. and J.P. Morgan Securities, Inc., as documentation agent, and Bear Stearns & Co. Inc., as syndication agents (incorporated by reference to Exhibit 10.1 to BMCA's Current Report on Form 8-K dated March 15, 2007).
10.32	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001 (incorporated by reference to Exhibit 10.23 to the 2001 Form 10-K).
10.33	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K).
10.35	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001 (incorporated by reference to Exhibit 10.26 to the 2001 Form 10-K).
10.36
Employment Agreement, dated August 9, 2007, between Richard A. Nowak and GAF Materials Corporation (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 1, 2007).
10.37	Employment Agreement, dated August 9, 2007 between Matti Kiik and GAF Materials Corporation (incorporated by reference to Exhibit 10.2 to BMCA's Form 10-Q for the quarterly period ended July 1, 2007).
*10.38	Separation Agreement and General Release dated as of January 30, 2009, by and between David A. Harrison and BMCA.
*10.39	Consulting Agreement dated as of January 30, 2009, by and between David A. Harrison and BMCA.

Exhibit Number	Description
10.40	Collateral Agency Agreement, dated as of February 22, 2007, by and among BMCA, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of New York and Wilmington Trust Company, as trustees, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.38 to the 2007 Form 10-K).
10.41
Security Agreement dated February 22, 2007, made by BMCA and the other grantors party thereto to Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.39 to the 2007 Form 10-K).
10.42
Security Agreement dated February 22, 2007, made by BMCA and the other grantors party thereto to Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.40 to the 2007 Form 10-K).
10.43
Amended and Restated Security Agreement dated March 15, 2007, made by BMCA and the other grantors party thereto to Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.41 to the 2007 Form 10-K).
10.44
Security Agreement Supplement dated March 26, 2007, made by the additional grantors party thereto to Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.42 to the 2007 Form 10-K).
10.45
General Intercreditor Agreement dated as of February 22, 2007, among Deutsche Bank Trust Company Americas, as first lien collateral agent, and Deutsche Bank AG Cayman Islands Branch, as junior lien collateral agent (incorporated by reference to Exhibit 10.43 to the 2007 Form 10-K).
10.46
Additional Party Addendum to General Intercreditor Agreement dated as of February 22, 2007, by Deutsche Bank AG New York Branch, as collateral agent under the Junior Lien Term Loan Agreement (incorporated by reference to Exhibit 10.44 to the 2007 Form 10-K).
10.47
Revolver Intercreditor Agreement dated as of February 22, 2007, among Deutsche Bank AG New York Branch, as first lien collateral agent, Deutsche Bank Trust Company Americas, as second lien collateral agent, and Deutsche Bank AG Cayman Islands Branch, as third lien collateral agent (incorporated by reference to Exhibit 10.45 to the 2007 Form 10-K).
10.48
Additional Party Addendum to Revolver Intercreditor Agreement dated as of February 22, 2007, by Deutsche Bank AG New York Branch, as collateral agent under the Junior Lien Term Loan Agreement (incorporated by reference to Exhibit 10.46 to the 2007 Form 10-K).
16
Letter dated September 22, 2006, from KPMG LLP to the Securities and Exchange Commission regarding the change in certifying accountant (incorporated by reference to Exhibit 16.1 to BMCA's current report on Form 8-K filed September 22, 2006).
*21	Subsidiaries of BMCA.
*31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
*31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
*32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS CORPORATION OF AMERICA BUILDING MATERIALS MANUFACTURING CORPORATION
Date: March 30, 2009	By:	/s/ JOHN F. REBELE
		Name:	John F. Rebele
		Title:	Senior Vice President, Chief Financial Officer and Chief Administrative Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2009 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT B. TAFARO Robert B. Tafaro	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial Officer)
/s/ RICHARD A. NOWAK Richard A. Nowak	Director
/s/ MATTI KIIK Matti Kiik	Director
/s/ JAN E. JERGER-STEVENS Jan E. Jerger- Stevens	Director
/s/ DANIEL J. GOLDSTEIN Daniel J. Goldstein	Director
/s/ JAMES T. ESPOSITO James T. Esposito	Vice President and Controller (Principal Accounting Officer)

BUILDING MATERIALS CORPORATION OF AMERICA

FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        Building Materials Corporation of America or BMCA, a wholly-owned subsidiary of BMCA Holdings Corporation, was formed on January 31, 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., our indirect parent. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to our Consolidated Financial Statements. Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

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

        On February 22, 2007, which we refer to as the date of acquisition, a subsidiary of Building Materials Corporation of America acquired approximately 90% of the outstanding common shares of ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining common shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisition.

        We are a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. As of December 31, 2008, we had 29 strategically located manufacturing facilities currently operating across the United States. Our manufacturing facilities include: 14 asphalt roofing manufacturing facilities, three roofing accessory plants, two thermoplastic polyolefin plants, one glass fiber manufacturing plant, two glass mat manufacturing plants, one glass mat and asphalt roofing manufacturing facility, one fiber- cement shingle and siding plant, one liquid roofing membrane and adhesive plant, one injection molding attic ventilation plant, one attic ventilation and air distribution product plant, one chromium- chemical coating plant and one composite-decking plant. In February 2009, we announced the temporary shutdown of our Shafter, California glass mat manufacturing facility and our Nashville, Tennessee glass fiber manufacturing facility.

        Our products are marketed in three groups: residential roofing, commercial roofing and specialty building products and accessories.

  Residential Roofing

        We are a leading national manufacturer of a complete line of residential roofing products. In February 2007, we acquired Elk, which we believe strategically positioned us for growth in the roofing industry and building products market. We also believe the Elk acquisition has allowed us to build on our market leadership position and create comprehensive market-leading product offerings. Our

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, Designer Lifetime Shingles and Specialty Shingles. The Timberline series includes the Timberline Prestique® 30 High Definition®, Timberline Natural Shadow™, Timberline Prestique 40, Timberline Prestique Lifetime and Timberline Prestique Grande® shingles. Our designer lifetime shingles include the Slateline®, Grand Slate™, Grand Sequoia®, Grand Canyon™, Country Mansion®, Capstone®, and Camelot® shingles. We sell specialty roofing products under the TruSlate™ product line, which offers a patented genuine slate roofing system. We supply the major components necessary to install a complete roofing system from underlayments to attic ventilation products and accessories, under our Roof System Solution. We have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline series, designer lifetime shingles and TruSlate), which are generally sold at higher prices and more attractive profit margins than our standard strip shingle products (the Sovereign series). We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States.

  Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoplastic single-ply commercial roofing products, which address the important and growing single-ply segment of the commercial roofing market. We believe that, based on the combined unit sales of asphalt built-up roofing products and modified bitumen products, we are the largest manufacturer of these products in the United States.

        We sell modified bitumen products under the Ruberoid® trademarks. Modified bitumen products are used in new and re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. Modified bitumen systems provide an alternative to conventional built-up roofing systems, including ease of installation and maintenance.

        Over the past five years, over 80% of industry sales of both residential and commercial roofing products were for re-roofing, as opposed to new construction. As a result, we believe our exposure and the roofing industry's exposure to cyclical downturns in the new construction market, as currently being experienced, are substantially lower than for other building material manufacturers. We expect that future demand for residential re-roofing will continue to increase as the existing housing stock ages and as homeowners upgrade from standard strip roofing shingles to premium laminated shingles for enhanced aesthetics and durability. We also expect commercial roofing demand to rise as construction of new commercial facilities increases and existing buildings age.

        Our business relies on the availability of reasonably-priced raw materials and energy for the production of our products. Shortages of these products and increases in their prices, specifically with regard to asphalt, which is correlated to increases in the price of crude oil, have occurred from time to time and may occur again in the future. To mitigate the effect of the petroleum-based and other cost increases, we will attempt to pass on future cost increases from our suppliers as needed, although no assurances can be provided that these price increases will be accepted in the marketplace.

        Our net sales for 2008 were $2,748.9 million, which included $6.1 million of restructuring-related sales discounts compared with net sales of $2,310.1 million in 2007, which included the net sales of Elk from the date of acquisition and $15.1 million of restructuring-related sales discounts. We had income before interest expense and income taxes of $237.8 million in 2008, which included $73.2 million of restructuring and other expenses, compared with a loss before interest expense and income taxes of

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

$27.4 million in 2007, which included the operating results of Elk since the date of acquisition and $181.0 million of restructuring and other expenses. See Results of Operations below.

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, extended and enhanced product warranties, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other post-employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the consolidated financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 18 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB, shipping point. Title and risk of loss pass to the customer at the time of shipment.

  Customer Incentives

        We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales, and accruals are recorded based on customers' purchase levels of specific products and the promotional programs related to these products. Management evaluates customer performance against these incentives and volume rebate programs from time to time. If adjustments to our estimates are required, additional allowances or reductions to the customer incentive reserves would be recorded.

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts credit limits or the allowance for doubtful accounts based on this periodic review, which includes a detailed analysis of financial statements and performance against key financial performance metrics and historical financial information. If the financial condition of our customers were to deteriorate, resulting in their inability

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is used to determine cost for asphalt-based products used to produce our products, which we believe provides a more appropriate matching of revenue and expense. All other inventories are valued on the FIFO (first-in, first-out) method. We adjust our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ from those projected by management, additional inventory adjustments may be required. Sales of inventories and the resulting receivables are included in working capital items in the consolidated statement of cash flows.

  Long-Lived Asset Impairment

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which we refer to as SFAS No. 144, and was issued by the Financial Accounting Standards Board, which we refer to as FASB. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets of our associated facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows.

        During the years ended December 31, 2008 and 2007, we closed several of our manufacturing facilities, in addition to our previously closed manufacturing facilities. The closing of these manufacturing facilities in 2008 and 2007 was primarily due to additional manufacturing capacity resulting from our acquisition of Elk and reduced market demand, and such plants may be re-opened in the future as industry demand rises. For the years ended December 31, 2008 and 2007, we recognized a $0 and $97.0 million SFAS No. 144 impairment loss, respectively, related to the above-mentioned facilities. See Notes 2 and 5 to the Consolidated Financial Statements.

  Goodwill

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142, goodwill is not amortized but is subject to at least an annual assessment for impairment or more frequently if circumstances indicate a possible impairment.

        We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of intangibles and other assets, which we refer to as EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends and market and economic conditions. Our analysis related to multiples of net sales and EBITDA are based on related industry data. We prepared a SFAS No. 142 impairment analysis at December 31, 2008 and 2007, and determined that no impairment existed. See Note 6 to the Consolidated Financial Statements.

  Intangible Assets

        We account for our intangible assets in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure related to actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of December 31, 2008, we have not recorded any impairment losses related to our intangible assets. See Note 7 to the Consolidated Financial Statements.

  Hedging Activity

  Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FSP No. 157-2 "Partial Deferral to the Effective Date of Statement 157," which we refer to as FSP No. 157-2, which is effective for fiscal years beginning after November 15, 2008 and defers the application of SFAS No. 157 for certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. We adopted the provisions of SFAS No. 157 during our fiscal year ended December 31, 2008 and currently are assessing the impact of the adoption of FSP No. 157-2.

        SFAS No. 157 establishes a valuation hierarchy that prioritizes the inputs used to measure fair value based on three defined levels or criteria. The hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity's market assumptions. The three levels of inputs that may be used to measure fair value are as follows:

  •
  Level 1—Quoted prices for identical instruments in active markets;

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable: and

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  Level 3—Instruments whose significant inputs are unobservable and for which estimates of fair value are determined using related market data.

  Interest Rate Swap Agreements

        In March 2007, we entered into forward-starting interest rate swap agreements, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. These swaps were initiated in order to hedge the interest rate risk associated with our $975.0 million Term Loan, which we refer to as our Term Loan, and they are structured that we receive interest based on the three-month Eurodollar Rate, which we refer to as LIBOR and pays interest on a fixed rate basis. In October 2007, we entered into additional interest rate swaps related to our Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

        We account for our hedging activity in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which we refer to as SFAS No. 133, which requires a company to measure hedge effectiveness by assessing, on a quarterly basis, the historical and probable future of high correlation of changes in the fair value of the hedged item. Any ineffective portion is recorded in our statement of operations.

        As of December 31, 2008, based on SFAS No. 157 Level 2 inputs, we recognized a fair value liability on our interest rate swaps of $70.5 million, after discounting the liability to reflect both the counterparty and credit default risks associated with our swaps, to other non-current liabilities (see table below), while the offset was recognized to other comprehensive loss, net of tax of $26.8 million. During 2008, we recorded $12.8 million of net interest expense related to our swaps in our statement of operations. For fiscal year ending December 31, 2009, we estimate approximately $18.2 million will be reclassified from accumulated other comprehensive loss and recognized into interest expense in our statement of operations, subject to changes in the LIBOR rate. This estimated amount will be approximately offset by lower interest expense associated with our Term Loan. Additional future amounts may be reclassified from accumulated other comprehensive loss to interest expense if any portion of our swaps become ineffective. We do not anticipate that any amount recorded in accumulated other comprehensive loss related to our swaps will be reclassified during our fiscal year ending December 31, 2009 due to ineffectiveness.

  Treasury Locks

        In July 2007, we entered into treasury locks with a maturity date of July 31, 2012, as additional hedging instruments against our Term Loan. On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into our statement of operations over the life of the Term Loan pursuant to SFAS No. 133. We amortized $0.8 million of the loss related to our treasury locks into interest expense in our statement of operations during our fiscal year ended December 31, 2008 and will amortize $0.8 million annually through July 2012.

  Interest Rate Swap Valuation

        We value our interest rate swap agreements based on Level 2 inputs from model derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets. SFAS No. 157 requires that the valuation of derivative assets and liabilities must take into account the parties' nonperformance risk. We discounted the value of our derivative liabilities

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

based on the credit spread for its debt as determined by the market trading price. See Note 13 to Consolidated Financial Statements.

  Product Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 50 years, although certain of our product lines provide for a lifetime limited warranty. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products. The accrual for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the accruals established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this accrual may be required.

  Deferred Revenue and Extended Product Warranty

        We offer extended warranty contracts on sales of our commercial roofing products. The life of these commercial warranties range from 10 to 20 years. In addition, we offer a number of enhanced warranties on certain of our residential roofing products. These enhanced warranties are the "Golden Pledge™" and "Peace of Mind™" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the average life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts". Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. Our analysis of these warranty programs as of December 31, 2008 indicated that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized. However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to offset any deferred tax asset if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, we consider past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. We are party to a tax sharing agreement, which we refer to as the Tax Sharing Agreement. See Note 9 to the Consolidated Financial Statements.

        We use judgment in determining income tax provisions under SFAS No. 109 "Accounting for Income Taxes," which we refer to as SFAS No. 109, and in evaluating our tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as defined by FASB Interpretation No., which we refer to as FIN, No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", which we refer to as FIN 48, adopted by us on January 1, 2007, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. We and our subsidiaries are examined by various Federal and state tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

        In August 2008, we paid $3.7 million in settlement of an outstanding state income tax matter related to tax years 1999 through 2006. In October 2008, the Company was assessed interest and penalties related to the tax matter, which amount we paid during our fourth quarter ended December 31, 2008. The interest and penalties did not have a material effect on our statement of operations.

  Environmental Liabilities

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated and, review on an ongoing basis, our estimated environmental liabilities. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liabilities or whether any liabilities exist.

  Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize life insurance benefits for certain employees and retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our senior

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

executives. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. Our discount rate as of December 31, 2008 and 2007 for determining projected benefit obligations was 6.25% and 6.25%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.2 million impact on pension expense and a plus or minus $1.5 million impact on the projected benefit obligation. Our expected long-term rate of return on assets assumption for our retirement plans was 9.5% in 2008 and 2007, respectively. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

Results of Operations

        Roofing product sales is our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; home ownership rates; and extreme weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, as well as energy, and transportation and distribution costs. Our improved 2008 performance resulted principally from synergies from the successful integration of the Elk acquisition.

2008 Compared with 2007

        We recorded net income in 2008 of $51.4 million compared to a net loss of $134.5 million for 2007. Our reported net income for 2008 included $47.8 million of after-tax ($73.2 million pre-tax) restructuring and other expenses, of which $4.0 million after-tax ($6.1 million pre-tax) was included as a reduction in net sales and $17.5 million after-tax ($26.9 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Our reported net loss in 2007 included $116.6 million of after-tax ($181.0 million pre-tax) restructuring and other expenses, of which $9.7 million after-tax ($15.1 million pre-tax) was included as a reduction in net sales, $15.7 million after-tax ($24.3 million pre-tax) was included in cost of products sold and $14.9 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to the acquisition. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities along with the write-down of certain plant assets related to the closed facilities in 2007, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, net income for 2008 was $99.2 million compared to a net loss for 2007 of $3.0 million after also adjusting for the $23.2 million of debt restructuring costs included in interest expense. The increase in net income for 2008 was primarily attributable to higher income before interest expense and income taxes.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        Net sales for 2008 were $2,748.9 million, which included $6.1 million of restructuring-related sales discounts, compared with net sales of $2,310.1 million in 2007, which included $15.1 million of restructuring-related sales discounts. The increase in net sales for 2008 was primarily due to an increase in net sales of residential roofing products and commercial roofing products due to higher average selling prices and slightly higher unit volumes. In addition, the increase in 2008 net sales was also due to 2008 residential roofing products net sales including a full year of Elk net sales compared with 2007 residential roofing products net sales, which only included Elk net sales since the date of acquisition. The higher average selling prices were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs.

        Income before interest expense and income taxes for 2008 was $237.8 million compared to a loss before interest expense and income taxes of $27.4 million for 2007. Our reported income before interest expense and income taxes for 2008 included $73.2 million of restructuring and other expenses, of which $6.1 million was included as a reduction in net sales and $26.9 million was included in cost of products sold. Our reported loss before interest expense and income taxes for 2007 included $181.0 million of restructuring and other expenses, of which $15.1 million was included as a reduction of net sales and $24.3 million was included in cost of products sold. Excluding these items, 2008 income before interest expense and income taxes was $311.0 million compared with 2007 income before interest expense and income taxes of $153.6 million. The increase in income before interest expense and income taxes for 2008 was primarily due to synergies from the successful integration of the Elk acquisition and lower manufacturing costs, as well as higher average selling prices of both residential and commercial roofing products and slightly higher unit volumes. These benefits were partially offset by higher raw material costs, including asphalt, and higher transportation costs.

        Interest expense for 2008 decreased to $158.9 million compared with $181.4 million for 2007, which included $23.2 million of debt restructuring costs related to the acquisition of Elk. The debt restructuring costs in 2007 were comprised of tender premiums and the write-off of the remaining deferred financing fees and discounts associated with certain of the then outstanding 8% Senior Notes due 2007, or 2007 Notes, and 8% Senior Notes due 2008, or 2008 Notes, of BMCA and all of the then outstanding senior notes of Elk. Excluding the impact of these debt restructuring costs, interest expense for 2007 was $158.2 million.

Business Segment Information

        Net Sales.    Net sales of roofing products increased to $2,612.9 million for 2008, which included $6.1 million of restructuring-related sales discounts compared with $2,167.7 million for 2007, which included $15.1 million of restructuring-related sales discounts. The increase in 2008 net sales of roofing products was primarily due to an increase in net sales of residential roofing products and commercial roofing products due to higher average selling prices and slightly higher unit volumes. In addition, the increase in 2008 net sales was also due to 2008 residential roofing products net sales including a full year of Elk net sales as compared with 2007 residential roofing products net sales, which only included Elk net sales since the date of acquisition. The higher average selling prices were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. Net sales of specialty building products and accessories decreased to $136.0 million for 2008 compared with $142.4 million for 2007, which included net sales of specialty building products related to Elk from the date of acquisition. The decrease in 2008 was due to softer new construction and remodeling demand.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        Gross Margin.    Our gross margin was $770.9 million or 28.0% of net sales for 2008 compared with $614.5 million or 26.6% of net sales for 2007. Included in our gross margin for 2008 were $33.0 million of restructuring and other expenses, of which $6.1 million was included as a reduction in net sales and $26.9 million was included in cost of products sold. Included in our gross margin for 2007 were $39.4 million of restructuring and other expenses, of which $15.1 million was included as a reduction in net sales and $24.3 million was included in cost of products sold. The increase in our gross margin is primarily due to synergies from the successful integration of the Elk acquisition and lower manufacturing costs, as well as higher average selling prices of both residential and commercial roofing products and slightly higher unit volumes. These benefits were partially offset by higher raw material costs, including asphalt.

2007 Compared with 2006

        We recorded a net loss in 2007 of $134.5 million compared with net income of $38.7 million for 2006. The increase in reported net loss for 2007 was primarily attributable to approximately $119.9 million of higher interest expense, as well as restructuring and other expenses due to the acquisition of Elk. Our net loss in 2007 included $116.6 million of after-tax ($181.0 million pre-tax) restructuring and other expenses, of which $9.7 million after tax ($15.1 million pre-tax) was included as a reduction in net sales and $15.7 million after tax ($24.3 million pre-tax) was included in cost of products sold related to the integration of Elk operations; and $14.9 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to the acquisition. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities together with the write-down of plant assets at these facilities, integration-related costs and the write-down of selected inventories. Excluding these items, net loss for 2007 was $3.0 million, which included Elk's operations from the date of acquisition.

        Net sales for 2007 were $2,310.1 million as compared with $1,969.2 million in 2006. The increase in net sales for 2007 was primarily attributable to the acquisition of Elk, which was partially offset by lower net sales of residential roofing products and commercial roofing products driven by lower unit volumes resulting from softer market demand and $15.1 million of restructuring-related sales discounts.

        We had a loss before interest expense and income taxes for 2007 of $27.4 million compared with income before interest expense and income taxes of $124.8 million in 2006. Our loss before interest expense and income taxes in 2007 included $181.0 million of restructuring and other expenses, of which $15.1 million was included as a reduction in net sales and $24.3 million was included in cost of products sold. Excluding these items, 2007 income before interest and income taxes was $153.6 million, which included the results of operations of Elk from the date of acquisition. The increase in income before interest expense and income taxes for 2007 was positively affected by the operating results of Elk and lower selling, general and administrative expenses, mostly due to a decline in volume-related distribution costs, partially offset by a decline in net sales of residential roofing products.

        Interest expense in 2007 increased to $181.4 million as compared with $61.5 million in 2006. Interest expense in 2007 included $23.2 million of debt restructuring costs, which consisted of the tender premiums and write-off of the remaining deferred financing fees and discounts associated with certain of our then outstanding 2007 Notes and 2008 Notes of BMCA and all of the then outstanding senior notes of Elk, all of which were redeemed in the first quarter of 2007. Excluding the impact of the debt restructuring costs, interest expense for 2007 was $158.2 million. The increase in interest expense for 2007 was primarily due to higher average borrowings and a slightly higher average interest rate, due to the acquisition of Elk.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information

        Net Sales.    Net sales of roofing products increased to $2,167.7 million for 2007, which included net sales of roofing products related to Elk from the date of acquisition and $15.1 million of restructuring-related sales discounts, compared with $1,893.6 million for 2006. The increase in 2007 net sales of roofing products was primarily attributable to the acquisition of Elk, which was partially offset by lower net sales of residential roofing products and commercial roofing products driven by lower unit volumes resulting from softer market demand and $15.1 million of restructuring-related sales discounts. Net sales of specialty building products and accessories increased to $142.4 million for 2007, which included net sales of specialty building products and accessories related to Elk from the date of acquisition as compared with $75.6 million for 2006.

        Gross Margin.    Our gross margin was $614.5 million for 2007 or 26.6% of net sales as compared with $572.8 million or 29.1% of net sales for 2006. Included in our gross margin for 2007 was $15.1 million of restructuring-related sales discounts included as a reduction in net sales, $24.3 million of restructuring and other expenses, which were included in cost of products sold and gross margin related to Elk from the date of acquisition. Our gross margin was positively affected by the gross margin related to Elk, which was more than offset by a decrease in net sales of residential and commercial roofing products primarily driven by lower unit volumes.

Liquidity and Financial Condition

  Cash Flows and Cash Position

        Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, extreme weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these extreme weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $600.0 million Senior Secured Revolving Credit Facility due February 2012, which we refer to as our Senior Secured Revolving Credit Facility (see Debt Instruments, Financial Covenants and Restrictions below), to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

        Net cash inflow from operating and investing activities was $114.5 million during 2008, including $149.2 million of cash provided by operations, $31.1 million of proceeds from the sale of property, plant and equipment, partially offset by the reinvestment of $65.8 million for capital programs.

        Cash invested in additional working capital totaled $75.9 million during 2008, reflecting a decrease in total accounts receivable of $11.1 million due to our increased operating performance offset by the

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

seasonality of our business, an $11.8 million decrease due to the collection of an income tax receivable, a $45.7 million increase in inventories to meet our seasonal operating demands, a $3.4 million increase in other current assets, a $26.6 million increase in accounts payable and accrued liabilities and an increase of $76.3 million in payments for restructuring and other expenses. The net cash provided by operating activities also included a $6.6 million net increase in the payable to related parties/parent corporations, primarily due to a seasonal increase in amounts due under our long-term granule supply agreements with an affiliated company and a net decrease in our Federal income tax receivable pursuant to our Tax Sharing Agreement with our parent corporation. In addition, net cash provided by operating activities also included $73.2 million in restructuring and other expenses, which included $26.9 million in cost of products sold and $6.1 million of restructuring-related sales discounts, which were included as a reduction of net sales (see Restructuring and Other Expenses). Cash provided by operating activities also included a $10.4 million increase in other assets, primarily related to a $4.3 million increase in deferred warranty-related program costs, net of amortization and a $5.2 million increase in capitalized software; a $3.7 million decrease in other liabilities, which is primarily related to a $6.9 million decrease in our uncertain tax liability provision, primarily due to a $6.0 million payment in settlement of an outstanding state income tax matter, which included interest and penalties, partially offset by a $4.0 million increase in deferred warranty-related program revenues, net of amortization.

        Net cash used in financing activities totaled $83.8 million during 2008, including $1,083.0 million of aggregate proceeds from the issuance of long-term debt, related to 2008 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $1,147.7 million in aggregate repayments of long-term debt, of which $1,129.0 million related to 2008 cumulative repayments under our Senior Secured Revolving Credit Facility, $9.7 million related to our Term Loan, $4.9 million related to our outstanding 2008 Notes and $3.1 million related to our Chester, South Carolina loan obligation. In addition, financing activities included a $4.8 million repurchase of industrial development revenue bond certificates, aggregate principal payments of $6.0 million on our capital leases, $7.5 million in cash dividends paid to our parent corporation, $0.2 million in distributions and loans to our parent corporation and $0.6 million in financing fees and expenses primarily related to prior debt financings.

        As a result of the factors described above related to 2008, cash and cash equivalents increased by $30.7 million during 2008 to $37.0 million.

  Acquisition

        On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of Elk common shares at a purchase price of $43.50 per common share. On March 26, 2007, we acquired the remaining Elk common shares in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. We completed the acquisition at a purchase price of approximately $945.6 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and were repaid in March 2007.

        The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations," which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During the first quarter ended March 30, 2008, we completed our purchase price allocation of

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

the assets acquired and liabilities assumed from Elk (see table below). The operating results of Elk are included in our results of operations from the date of acquisition.

        The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

Goodwill	$588,850

Intangible assets	$214,420

Total assets acquired	$1,411,590
Total liabilities assumed	(465,941)

Net assets acquired	$945,649

        During the second quarter of 2007, we initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, which we formulated in connection with the acquisition of Elk. See Restructuring and Other Expenses below. Also, in connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force, which we refer to as EITF, No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," we identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of December 31, 2008 and 2007, we paid an aggregate of $2.9 and $2.5 million for employee severance costs, respectively, and $1.6 and $0.6 million for lease termination expenses, respectively. As of December 31, 2008, we expect to make approximately $4.2 million of aggregate lease termination payments through 2019. Our employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

  Restructuring and Other Expenses

        The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our current cost structure. The 2007 Restructuring Plan has been fully implemented as of December 31, 2008. We account for our restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring".

  2007 Restructuring and Other Expenses

        In connection with the acquisition of Elk, we identified $191.9 million in restructuring and other expenses, of which $97.0 million related to property, plant and equipment write-downs at certain existing manufacturing facilities and $25.1 million of plant closing expenses. Restructuring and other expenses also included $2.0 million in employee severance payments and $67.8 million in integration-related expenses, which primarily consisted of $24.3 million of inventory- related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses.

        We recorded $181.0 million of the aforementioned restructuring and other expenses in our statement of operations during our fiscal year ended December 31, 2007, of which $15.1 million was

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses.

  2008 Restructuring and Other Expenses

        We identified an additional $64.1 million of restructuring and other expenses in our fiscal year ended December 31, 2008, which included $14.2 million of plant closing expenses, $3.3 million in employee severance payments and $46.6 million in integration-related expenses. Integration-related expenses primarily consisted of $26.9 million of inventory write-downs, $6.1 million of restructuring-related sales discounts and $13.6 million of other integration expenses.

        We recorded $73.2 million of the identified restructuring and other expenses in our statement of operations during our fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses. We expect to incur the remaining $1.8 million of identified integration and other expenses and to make the remaining cash payments related to our accrual when they are required.

        The table below details our restructuring and other expense accruals and the charges made against these accruals during 2008:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2007	$2,905	$—	$10,945	$13,850
Current period costs, net	17,791	3,259	52,169	73,219
Cash payments	(23,409)	(3,259)	(49,672)	(76,340)
Amount related to property, plant and equipment for asset adjustments	6,228	—	(354)	5,874
Amount charged to write-off inventory	(63)	—	(6,735)	(6,798)
Non-cash items	—	—	(1,148)	(1,148)

Ending balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657

        Our aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

  Debt Instruments, Financial Covenants and Restrictions

        On February 22, 2007, BMCA and certain of its subsidiaries entered into the Senior Secured Revolving Credit Facility, the Term Loan and a $325.0 million Bridge Loan Facility, which was subsequently replaced by a $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, on March 15, 2007, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan we refer to as the Senior Secured Credit Facilities. The initial borrowings under the Senior Secured Credit Facilities were used to finance the purchase of Elk, refinance certain of BMCA's then outstanding debt and repay all of Elk's then outstanding senior notes of $195.0 million, which occurred on March 26, 2007.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        All amounts outstanding under the Senior Secured Revolving Credit Facility, which has a maturity date of February 2012, are secured by a first-priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof, which we refer to as the Senior Secured Revolving Credit Facility Collateral.

        Credit availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150.0 million. Loans under this facility bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability-based pricing grid. The Senior Secured Revolving Credit Facility requires us to pay unused commitment fees, provides for optional reductions by us in the overall $600.0 million commitment, under certain conditions and provides for optional and mandatory pre-payments of borrowings outstanding under the facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350.0 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

        All amounts outstanding under the Term Loan, which has a maturity date of February 2014, are secured by (i) a first-priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral, which we refer to as the Term Loan Collateral and (ii) a second-priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under this facility bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Term Loan, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate and Eurodollar Rate, if applicable. The Term Loan provides for optional and mandatory pre-payments under certain conditions and provides the borrowers with the ability to increase the size of the facility by up to $250.0 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100.0 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

        All amounts outstanding under the Junior Lien Term Loan, which has a maturity date of September 2014, are secured by (i) a second-priority perfected security interest in the Term Loan Collateral and (ii) a third-priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under this facility bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Junior Lien Term Loan at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate or Eurodollar Rate, as applicable. The Junior Lien Term Loan also provides for optional and mandatory prepayments under certain conditions.

        Under the terms of our Senior Secured Credit Facilities, the borrowers are subject to interest coverage ratio financial covenants and leverage ratio financial covenants, both as defined. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to our parent corporations and making certain investments. In the event of a change of

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

control of BMCA, as defined, the maturity dates of our Senior Secured Credit Facilities could be accelerated by the holders of that indebtedness.

        On February 22, 2007, as part of the Elk acquisition, we repurchased approximately $97.5 million, or 97.5%, of the aggregate $100.0 million principal amount outstanding of the 2007 Notes and $150.1 million, or 96.9%, of the aggregate $155.0 million principal amount outstanding of the 2008 Notes. On October 15, 2007 and December 1, 2008, we redeemed all of our remaining $2.5 and $4.9 million outstanding 2007 Notes and 2008 Notes, respectively, including accrued and unpaid interest on such notes through the date of redemption.

        In December 2007, we consummated a $30.0 and $15.0 million sale-leaseback, of certain machinery and equipment located at our Baltimore, Maryland and Gainesville, Texas manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13 "Accounting for Leases", which we refer to as SFAS No. 13. The sale of the Baltimore machinery and equipment resulted in a deferred gain of $24.7 million, of which $3.1 million was amortized into our statement of operations during our fiscal year ended December 31, 2008 and the remaining amount will be amortized over the remaining life of the lease term. The Baltimore and Gainesville lease terms extend through December 2015 and December 2014, respectively, with early buyout options in September 2012 and December 2013, respectively.

        In December 2007, we also consummated lease extensions of our original operating leases of certain machinery and equipment located at our Michigan City, Indiana and Shafter, California manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13. The Michigan City and Shafter lease terms extend through September 2016 and December 2015, respectively, with early purchase options in September 2014 and September 2012, respectively. As of December 31, 2008 and 2007, amounts due under our capital leases aggregated to $56.0 and $62.0 million, respectively.

        In April 2008, we repurchased and retired $4.8 million of industrial development revenue bond certificates issued by us with respect to the Mount Vernon, Indiana Industrial Development Revenue Bond issued in 1985. As of December 31, 2008, we had one remaining industrial development revenue bond certificate outstanding, which bears interest at a floating rate, which ranged between 0.7% and 7.25% during 2008, and is secured by letters of credit under the Senior Secured Revolving Credit Facility.

        In July 2004, we issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014. In November 2004, we issued an additional $50.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 under an indenture dated July 2004, pursuant to which we previously issued our original $200.0 million of 7 3/4% Senior Notes due 2014, collectively the Senior Notes. These additional Senior Notes rank equally with and formed a part of a single series with such original Senior Notes and have the same terms and conditions. The net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers discounts, commission and offering expenses and including the addition of the applicable premium on the Senior Notes issued in November 2004 were approximately $246.5 million. The original premium of approximately $0.9 million is included in long-term debt, will be amortized over the life of the Senior Notes, and as of December 31, 2008 amortized to $0.5 million.

        Under the terms and conditions of the Senior Notes, the noteholders have the right under the indenture governing such notes to require us to purchase the Senior Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change in control, as defined in the Senior Notes. Upon the expiration of this right, we would have the option to purchase

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

the Senior Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the Senior Notes, together with any accrued and unpaid interest. We also have the option to redeem some or all of the Senior Notes beginning on August 1, 2009 through August 1, 2012, at specified redemption premiums, as defined in the Senior Notes. Our Senior Notes are secured by a first-priority lien on the Term Loan Collateral and a second-priority lien on the Senior Secured Revolving Credit Facility Collateral, in each case, having equal priority with the lien securing our obligations under the Term Loan.

        In July 2003, we entered into a $19.7 million secured loan, which we refer to as the Chester Loan, with the proceeds being used to repay a $19.7 million obligation associated with an early buyout option on a previously transacted capital lease on certain machinery and equipment at our Chester, South Carolina facility. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        As of December 31, 2008, we had total outstanding consolidated indebtedness of $1,731.6 million, which included $52.8 million of demand loans to our parent corporation and $20.6 million that matures prior to December 31, 2009. Our total outstanding consolidated indebtedness also included $76.0 million of borrowings outstanding under our Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

        As of December 31, 2008, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indenture governing the Senior Notes. As of December 31, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral and the Term Loan Collateral was $678.7 and $1,657.9 million, respectively.

        At December 31, 2008, we had outstanding letters of credit of approximately $43.1 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings. During 2008, we paid $0.1 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

        See Note 12 to the Consolidated Financial Statements for further information regarding our Long-Term Debt.

  Intercompany Transactions

        We make loans to and borrow from, our parent corporations from time to time at interest rates ranging from 3.25% to 7.25% in 2008. At December 31, 2008 and 2007, BMCA Holdings Corporation owed us $56.3 and $56.2 million, including interest of $1.1 and $1.0 million, respectively; and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $3.4, $5.0 and $4.9 million in 2008, 2007 and 2006, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $3.3, $4.8 and $4.7 million in 2008, 2007 and 2006, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility, our Term Loan, our Junior Lien Term Loan and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indenture governing our Senior Notes at December 31, 2008, we could repay demand loans to our parent corporation

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

amounting to $52.8 million, subject to certain conditions. See Note 17 to the Consolidated Financial Statements.

        During 2008 and 2006 after giving effect to the most restrictive of the aforementioned debt covenant restrictions, we declared and paid cash dividends of $7.5 and $15.0 million, respectively, to our parent corporation. In 2007, we did not declare or pay a cash dividend to our parent corporation.

        As of December 31, 2008 and 2007, we included on our consolidated balance sheets a tax receivable from parent corporation of $8.4 and $10.0 million, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement. We expect to utilize the remaining receivable balance at December 31, 2008 during 2009. See Notes 9 and 17 to the Consolidated Financial Statements.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" and Note 8 to the Consolidated Financial Statements for further information regarding asbestos-related matters.

        Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 8, 9, 12, 17 and 18 to the Consolidated Financial Statements.

        During 2008, we and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and an affiliate of International Specialty Products Inc., which is also an affiliate of BMCA. We refer to International Specialty Products Inc. and its subsidiaries as ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the years ended December 31, 2008 and 2007, we purchased $40.6 and $10.5 million, respectively, of roofing granules under this arrangement.

        In addition to the granules products we purchased, under the above purchase order basis, the balance of our granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the years ended December 31, 2008 and 2007, we purchased $83.2 and $95.8 million of roofing granules, respectively.

        Pursuant to a management agreement, a subsidiary of ISP provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. Charges to us by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated to $7.3, $6.7 and $6.1 million for 2008, 2007 and 2006, respectively. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. The amount payable to ISP for management fees as of December 31, 2008 and 2007 was $0.9 and $0.5 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that we are responsible for providing management services to G-I Holdings and certain of

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2008, 2007 and 2006 was approximately $0.9, $0.8 and $0.9 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters.

  Capital Expenditures

        We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2008, we incurred approximately $65.8 million on maintenance, compliance and expansion capital and in 2009, we expect to incur approximately $80.0 million on maintenance, compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and additional borrowings under our Senior Secured Revolving Credit Facility.

  Property, Plant and Equipment Dispositions

        During 2008, we sold manufacturing facilities in Hollister, California and Stockton, California; property in Fresno, California; a distribution center in Waxahachie, Texas; and precious metals relating to our Nashville, Tennessee manufacturing facility.

  Economic Outlook

        We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

        The prices of energy and crude oil continued to rise reaching record high levels during the third quarter of 2008, including the price of asphalt and other petroleum-based raw materials, which also reached record high levels. In the fourth quarter of 2008, the prices of energy and crude oil began to decline primarily due to, in our opinion, the current worldwide economic conditions, which has resulted in weaker demand. The decline in crude oil prices in the fourth quarter of 2008 caused a moderate decline in asphalt and other petroleum-based raw materials; however, these prices remained high, when compared to historical prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

  Contractual Obligations and Commercial Commitments

        At December 31, 2008, the table below summarizes our significant contractual obligations and commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term Debt(1)	$1,678.8	$20.6	$37.7	$114.5	$1,506.0
Purchase Obligations(2)	89.9	39.8	48.0	2.1	—
Operating Leases	89.2	19.1	29.0	19.2	21.9
Interest Expense(3)	626.9	125.5	246.5	212.6	42.3

Total	$2,484.8	$205.0	$361.2	$348.4	$1,570.2

(1)
Our long-term debt obligations include our capital leases related to our Michigan City, Indiana; Shafter, California; Baltimore, Maryland; and Gainesville, Texas manufacturing facilities.

(2)
We have entered into certain contractual obligations primarily related to the purchase of raw materials and the use of asphalt terminals at specific locations. Pricing under these contractual obligations is generally fixed; however, these contracts are subject to certain conditions which allow for prices to be adjusted upward or downward. Certain of these contracts also contain minimum annual purchase requirements, which we expect will be met and we do not expect any losses under these specific contracts.

(3)
Interest rates on our $325.0 million Junior Lien Term Loan and our $975.0 million Term Loan are at variable rates. We have utilized an expected rate of LIBOR (3.00%) plus a specified fixed rate (2.75%) as of December 31, 2008, for purposes of estimating our interest expense on the Term Loan throughout the duration of the loan and an expected rate of LIBOR (3.00%) plus a specified fixed rate of (5.75%) as of December 31, 2008, for purposes of estimating our interest expense on the Junior Lien Term Loan throughout the duration of the loan. In 2007, we entered into multiple five-year fixed income interest rate swap contracts as hedging instruments against our variable rate Term Loan. Interest expense related to the swaps is included in the table above. At December 31, 2008, we had $76.0 million of long-term debt related to our Senior Secured Revolving Credit Facility. Interest expense on this variable rate facility is not included in the above table as it cannot be reasonably estimated due to daily fluctuations in the principal amount of this debt facility. A 1/8% change in LIBOR due to changes in the prevailing market rates would result in a plus or minus $4.6 million adjustment to our interest expense over the life of our variable rate debt in the table above.

        We also have a management agreement with ISP Management Company Inc., a subsidiary of International Specialty Products, Inc., which we refer to as the Management Agreement, to provide us with certain management services. The management fees payable under the Management Agreement are adjusted annually. Based on services provided to us in 2008 under the Management Agreement, the aggregate amount payable to ISP under the Management Agreement for 2009 inclusive of the services provided to G-I Holdings, is not yet available, however it is estimated to be consistent, after adjusting for inflationary factors, with the $7.3 million paid in 2008. For a further discussion on the Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions."

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        During 2008, we and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals, an affiliate of BMCA and an affiliate of International Specialty Products Inc., which is also an affiliate of BMCA. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the years ended December 31, 2008 and 2007, we purchased $40.6 and $10.5 million, respectively, of roofing granules under this arrangement.

        In addition to the granules products we purchased, under the above purchase order basis, the balance of our granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the years ended December 31, 2008 and 2007, we purchased $83.2 and $95.8 million of roofing granules, respectively.

        At December 31, 2008, we have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Letters of Credit	$43.1	$43.1	$—	$—	$—

Total	$43.1	$43.1	$—	$—	$—

        At December 31, 2008, letters of credit of $43.1 million, of which are all standby letters of credit, are irrevocable obligations of an issuing bank. These letters of credit are guaranteed by us.

  Other Obligations

        At December 31, 2008, we have other obligations as follows:

Other Obligations	2008 Actual Spending	2009 Projected Spending
	(Millions)
Environmental Matters	$0.9	$1.0
Pension and Other Benefits	1.5	4.4

Total	$2.4	$5.4

        Our expenditures for environmental compliance capital projects were $0.9 and $0.4 million in 2008 and 2007, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty environmental expenditures beyond 2008, management believes the amounts estimated in the table above are adequate.

        Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2008 and 2007, we made pension contributions of $1.3 and $0.8 million, respectively. In 2009, based on current actuarial data, we expect to make a pension contribution of $4.2 million. Actual contributions in 2009 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

        Spending associated with other benefit plans, primarily retiree medical and life insurance and long-term disability, amounted to $0.2 and $0.1 million in 2008 and 2007, respectively. We expect spending to continue at comparable levels in 2009.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

  Available Sources of Liquidity

        At December 31, 2008, we have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$241.4	$—	$—	$241.4	$—

Total	$241.4	$—	$—	$241.4	$—

        As of December 31, 2008, we had total debt of $76.0 million outstanding under our Senior Secured Revolving Credit Facility, of which an additional $43.1 million of letters of credit were used. We had available sources of liquidity consisting of $241.4 million of unused lines of credit at December 31, 2008, subject to the borrowing base availability as defined in the Senior Secured Revolving Credit Facility.

  Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115", which we refer to as SFAS No. 159, which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments and was effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 for our fiscal year beginning January 1, 2008 and, upon adoption, did not elect the fair value option for any items within the scope of SFAS No. 159. Therefore, SFAS No. 159 did not have any impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised in 2007) "Business Combinations", which we refer to as SFAS No. 141R, which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement impact of business combinations and is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R for our fiscal year beginning January 1, 2009 and, therefore, will apply SFAS No. 141R prospectively to any business combinations subsequent to that date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008, and upon adoption, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We will adopt the provisions of SFAS No. 160 for our fiscal year beginning January 1, 2009, and we do not expect the adoption to have any impact on our results of operations or financial position as we do not have any noncontrolling interests.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which we refer to as SFAS No. 161. SFAS No. 161 amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. We will adopt the disclosure provisions of SFAS No. 161 for our fiscal year beginning January 1, 2009, which may increase disclosures in the financial statements related to our derivative instruments.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets", which we refer to as FSP No. 142-3. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP No. 142-3 is prohibited. We will adopt the provisions of FSP No. 142-3 for our fiscal year beginning January 1, 2009 and are currently evaluating the impact, if any, that FSP No. 142-3 will have on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", which we refer to as SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board's amendments to Interim Audit Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We will adopt the provisions and evaluate the impact of SFAS No. 162 upon its effective date.

        In December 2008, the FASB issued FSP No. 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which we refer to as FSP No. 132(R)-1, and provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other post retirement plan. FSP No. 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopt the provisions of FSP No. 132(R)-1 for our fiscal year beginning January 1, 2010, which will increase the disclosures in the financial statements related to the assets of our defined pension and postretirement plans.

  Market-Sensitive Instruments and Risk Management

        Under the terms of the Senior Secured Revolving Credit Facility, we are only permitted to enter into investments in highly-rated commercial paper, U.S. government-backed securities, certain time

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates on variable interest rate debt, foreign exchange rates or prices of commodities used in our business. In 2007, BMCA entered into fixed-income interest rate swaps and treasury locks to hedge against fluctuations in the variable interest rate of our $975.0 million Term Loan. We settled our open treasury lock position in October 2007. See "Market-Sensitive Instruments" caption included in Note 2 and also see Note 13 to the Consolidated Financial Statements.

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

BUILDING MATERIALS CORPORATION OF AMERICA

SELECTED FINANCIAL DATA

        The following table presents our selected consolidated financial data. The selected historical consolidated financial data for the five fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. See Note 17 to the Consolidated Financial Statements for cash dividends paid to parent corporation.

	Year Ended December 31,
	2008		2007(1)		2006	2005	2004
	(Millions)
Operating Data:
Net sales	$2,748.9	*	$2,310.1	*	$1,969.2	$1,955.8	$1,773.4
Income (loss) before interest expense and income taxes	237.8	**	(27.4	)**	124.8	160.6	150.2
Interest expense	158.9		181.4	***	61.5	62.3	62.7
Income (loss) before income taxes	78.9		(208.8)		63.3	98.3	87.5
Net income (loss)	51.4		(134.5)		38.7	61.0	54.9

*
Net sales in 2008 and 2007 reflected a $6.1 and $15.1 million reduction due to restructuring-related sales discounts, respectively.

**
Income before interest expense and income taxes for the year ended December 31, 2008 included $73.2 million in restructuring and other expenses related to the acquisition of ElkCorp ('Elk"), of which $6.1 million is reflected as a reduction in net sales and $26.9 million is included in cost of products sold. The loss before interest expense and income taxes for the year ended December 31, 2007 included $181.0 million in restructuring and other expenses related to the acquisition of Elk, of which $15.1 million is reflected as a reduction in net sales and $24.3 million is included in cost of products sold.

***
Interest expense for the year ended December 31, 2007 included $23.2 million of debt restructuring charges related to refinancings due to the acquisition of Elk on February 22, 2007 ("date of acquisition").

	December 31,
	2008	2007(1)	2006	2005	2004
	(Millions)
Balance Sheet Data:
Total working capital	$250.9	$232.7	$123.0	$191.7	$157.7
Goodwill	653.6	655.2	64.8	67.1	63.3
Total assets	2,280.3	2,274.4	1,029.8	1,004.3	1,065.5
Long-term debt less current maturities	1,658.2	1,729.4	484.4	533.5	536.0
Total stockholders' equity (deficit)	(79.9)	(96.3)	62.2	43.0	(2.7)

	Year Ended December 31,
	2008	2007(1)		2006	2005	2004
	(Millions)
Other Data:
Depreciation	$72.4	$69.0		$49.3	$45.1	$43.9
Intangible asset amortization	11.4	6.8		—	—	—
Software amortization	4.1	3.4		3.0	2.7	2.7
Acquisition of Elk	—	945.3	(2)	—	—	—
Capital expenditures and acquisitions	65.8	84.5		87.5	65.1	67.2

(1)
The selected consolidated financial data for the fiscal year ended December 31, 2007 included Elk from the date of acquisition.

(2)
The net purchase price of Elk was adjusted to $945.6 million as part of the Company's final purchase price adjustment made as of March 30, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule on page S-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Building Materials Corporation of America and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

New York, New York
March 25, 2009

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Net sales	$2,748,909	$2,310,073	$1,969,170

Costs and expenses, net:
Cost of products sold	1,968,239	1,695,584	1,396,376
Selling, general and administrative	486,220	496,216	447,655
Amortization of intangible assets	11,386	6,785	—
Restructuring and other expenses	40,261	141,643	—
Other (income) expense, net	5,032	(2,755)	282

Total costs and expenses, net	2,511,138	2,337,473	1,844,313

Income (loss) before interest expense and income taxes	237,771	(27,400)	124,857
Interest expense	(158,921)	(181,438)	(61,509)

Income (loss) before income taxes	78,850	(208,838)	63,348
Income tax (expense) benefit	(27,411)	74,312	(24,598)

Net income (loss)	$51,439	$(134,526)	$38,750

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007
	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$37,037	$6,324
Accounts receivable, trade, net	199,233	210,857
Accounts receivable, other	10,897	10,792
Income tax receivable	—	11,968
Inventories, net	348,449	316,912
Deferred income tax assets	39,324	38,017
Other current assets	17,072	13,698

Total Current Assets	652,012	608,568
Property, plant and equipment, net	655,269	672,813
Goodwill	653,644	655,200
Intangible assets, net	196,250	207,635
Income tax receivable from parent corporation	8,400	10,016
Other noncurrent assets	114,739	120,159

Total Assets	$2,280,314	$2,274,391

Liabilities and Stockholders' Deficit
Current Liabilities:
Current maturities of long-term debt	$20,596	$24,630
Accounts payable	156,030	142,250
Payable to related parties	21,153	16,133
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	134,341	135,976
Product warranty claims	16,200	13,500
Discontinued operations—current liabilities	—	560

Total Current Liabilities	401,160	385,889

Long-term debt	1,658,169	1,729,395

Product warranty claims	28,765	31,224

Deferred income tax liabilities	73,103	60,869

Other liabilities	198,973	163,332

Commitments and Contingencies—Note 18
Stockholders' Deficit:
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding; 0 shares issued in 2008 and 2007	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 0 shares issued and outstanding in 2008 and 2007	—	—
Loans receivable from parent corporation	(56,348)	(56,224)
Retained earnings (accumulated deficit)	27,372	(16,496)
Accumulated other comprehensive loss	(50,881)	(23,599)

Total Stockholders' Deficit	(79,856)	(96,318)

Total Liabilities and Stockholders' Deficit	$2,280,314	$2,274,391

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Cash and cash equivalents, beginning of year	$6,324	$7,777	$6,882

Cash provided by operating activities:
Net income (loss)	51,439	(134,526)	38,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72,395	69,006	49,321
Amortization of intangible and other assets	15,478	10,242	2,993
Restructuring and other expenses	73,219	181,012	—
Deferred income taxes	29,338	(80,635)	2,770
Noncash interest charges	8,978	9,449	4,596
(Increase) decrease in working capital items	(75,895)	55,363	(7,148)
Increase (decrease) in product warranty claims	241	877	(825)
Increase in other assets	(10,448)	(6,377)	(11,964)
Increase (decrease) in other liabilities	(3,720)	7,758	7,651
Increase (decrease) in net payable to related parties/parent corporations	6,636	9,297	(14,463)
Other, net	(18,490)	(3,274)	872

Net cash provided by operating activities	149,171	118,192	72,553

Cash used in investing activities:
Acquisition of ElkCorp	—	(945,295)	—
Capital expenditures and 2007 and 2006 acquisitions	(65,846)	(84,511)	(87,450)
Proceeds from sale of assets	31,153	6,755	—

Net cash used in investing activities	(34,693)	(1,023,051)	(87,450)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	1,083,000	2,457,749	824,000
Repayments of long-term debt	(1,147,652)	(1,557,599)	(783,948)
Purchase of industrial development revenue bond certificates issued by the Company	(4,800)	—	(6,325)
Proceeds from sale-leasebacks	—	45,000	—
Principal repayments of capital leases	(6,042)	—	—
Settlement of treasury lock hedges	—	(4,896)	—
Distributions to parent corporation	(71)	(171)	(521)
Dividends to parent corporation	(7,500)	—	(15,000)
Loan to parent corporation	(124)	(193)	(191)
Financing fees and expenses	(576)	(36,484)	(2,223)

Net cash provided by (used in) financing activities	(83,765)	903,406	15,792

Net change in cash and cash equivalents	30,713	(1,453)	895

Cash and cash equivalents, end of year	$37,037	$6,324	$7,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
 (continued on the following page)

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items*:
Decrease in accounts receivable trade and accounts receivable other	$11,035	$71,037	$79,986
Decrease in income tax receivable	11,837	—	—
(Increase) decrease in inventories, net	(45,684)	28,905	(36,011)
(Increase) decrease in other current assets	(3,374)	9,362	6,322
Increase (decrease) in accounts payable	15,367	12,855	(33,970)
Increase (decrease) in accrued liabilities	11,264	(2,083)	(23,475)
Payments for restructuring and other expenses	(76,340)	(64,713)	—

Net effect on cash from (increase) decrease in working capital items	$(75,895)	$55,363	$(7,148)

Cash paid during the period for:
Interest (net of amount capitalized of $546, $2,225 and $2,704 in 2008, 2007 and 2006, respectively)	$149,136	$139,469	$54,733
Income taxes (including Federal income taxes paid pursuant to a Tax Sharing Agreement of $0, $0 and $24,101 in 2008, 2007 and 2006, respectively**)	$6,819	$2,532	$25,307

*
Working capital items exclude cash and cash equivalents, deferred income tax assets, current maturities of long-term debt, product warranty claims, net receivables and loans from/payable to related parties/parent corporations and discontinued operations.

**
The amount paid for income taxes in 2008 excluded an $11.8 million Federal income tax receipt related to Elk.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Loans Receivable From Parent Corporation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2005	$1	$(55,840)	$104,275	$(5,410)

Comprehensive income year-ended December 31, 2006:
Net income	—	—	38,750	—	$38,750

Other comprehensive income, net of tax:
Pension plan adjustment, net of tax of ($849)	—	—	—	1,445	1,445
Postretirement plan adjustment net of tax of ($2,348)	—	—	—	3,999	3,999

Comprehensive income					$44,194

SAB No. 108 adjustments, net of tax of $5,701	—	—	(9,303)	—
Distribution to parent corporation	—	—	(521)	—
Dividend to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(191)	—	—

Balance, December 31, 2006	$1	$(56,031)	$118,201	$34

Comprehensive income (loss) year-ended December 31, 2007:
Net loss	—	—	(134,526)	—	$(134,526)

Other comprehensive income (loss), net of tax:
Derivative fair value adjustment interest rate swaps, net of tax of $11,392	—	—	—	(18,588)	(18,588)
Derivative fair value adjustment treasury locks, net of tax of $1,776	—	—	—	(2,896)	(2,896)
Pension plan adjustment, net of tax of $1,078	—	—	—	(1,760)	(1,760)
Postretirement plan adjustment, net of tax of $238	—	—	—	(389)	(389)

Comprehensive loss					$(158,159)

Distribution to parent corporation	—	—	(171)	—
Loan to parent corporation	—	(193)	—	—

Balance, December 31, 2007	$1	$(56,224)	$(16,496)	$(23,599)

Comprehensive income (loss) year-ended December 31, 2008:
Net income	—	—	51,439	—	$51,439

Other comprehensive income (loss), net of tax:
Derivative fair value adjustment interest rate swaps, net of tax of $15,380	—	—	—	(25,093)	(25,093)
Derivative fair value adjustment treasury locks, net of tax of ($288)	—	—	—	470	470
Pension plan adjustment, net of tax of $1,323	—	—	—	(2,159)	(2,159)
Postretirement plan adjustment, net of tax of $306	—	—	—	(500)	(500)

Comprehensive income					$24,157

Distributions to parent corporation	—	—	(71)	—
Dividends to parent corporation	—	—	(7,500)	—
Loan to parent corporation	—	(124)	—	—

Balance, December 31, 2008	$1	$(56,348)	$27,372	$(50,881)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Formation of the Company

        Building Materials Corporation of America ("BMCA" or the "Company") is a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 16.

        The Company was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. ("G Holdings").

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of the Company and the Company's direct parent is BHC. References below to G-I Holdings means G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

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

        On February 22, 2007, (the "date of acquisition"), a subsidiary of Building Materials Corporation of America acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk") a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining common shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 4.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

  Financial Statement Estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims, extended and enhanced product warranties, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other post-employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 18.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and commercial paper purchased with original maturities of three months or less.

  Market Sensitive Instruments

        Under the Company's $600.0 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility") the Company is limited to entering into investments in highly-rated commercial paper, U.S. government-backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates on variable rate debt, foreign exchange rates or prices of commodities used in the Company's business. In 2007, the Company entered into fixed income interest rate swaps and treasury locks to hedge against fluctuations in the variable interest rate of the Company's $975.0 million Term Loan (the "Term Loan"). The Company settled its open treasury lock position in October 2007. See Hedging Activity in Note 2 and see Note 13.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, as well as customer operating performance and payment practices. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its bad debts. The Company reviews its allowance for doubtful accounts periodically. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

customers. Accounts receivable are net of the allowances for doubtful accounts and for customer incentives of $104.8 and $68.3 million at December 31, 2008 and 2007, respectively.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt-based products used to produce the Company's products, which the Company believes provides a more appropriate matching of revenue and expense. All other inventories are valued on the FIFO (first-in, first-out) method. The Company adjusts its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ from those projected by management, additional inventory adjustments may be required. Sales of inventories and their resulting receivables are included in working capital items in the consolidated statement of cash flows.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Interest capitalized amounted to $0.5, $2.2 and $2.7 million for 2008, 2007 and 2006, respectively.

  Long-Lived Asset Impairment

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was issued by the Financial Accounting Standards Board ("FASB") and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets of its facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows.

        During the years ended December 31, 2008 and 2007, the Company closed several of its manufacturing facilities, in addition to its previously closed manufacturing facilities. The closing of these manufacturing facilities in 2008 and 2007 was primarily due to additional manufacturing capacity resulting from the acquisition of Elk and reduced market demand, and such plants may be re-opened in the future as industry demand rises. For the years ended December 31, 2008 and 2007, the Company

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

recognized a $0 and $97.0 million SFAS No. 144 impairment loss, respectively, related to the above-mentioned facilities. See Note 5.

  Goodwill

        The Company's goodwill principally arose from the acquisition of Elk, other acquisitions and from the 1989 management-led buyout of the predecessor company. The Company amortized goodwill using the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill is not amortized but is subject to at least an annual assessment for impairment or more frequently if circumstances indicate a possible impairment. See Note 6.

  Intangible Assets

        The Company accounts for its intangible assets acquired in connection with the acquisition of Elk in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure related to actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of December 31, 2008, the Company has not recorded an impairment loss related to its intangible assets. See Note 7.

  Hedging Activity

        In March 2007, the Company entered into forward-starting interest rate swap agreements. These swaps were initiated in order to hedge the interest rate risk associated with the Company's Term Loan, and they are structured that the Company receives interest based on the three-month Eurodollar rate ("LIBOR") and pays interest on a fixed rate basis. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with similar terms. In July 2007, the Company entered into treasury locks as additional hedging instruments against its Term Loan, which the Company subsequently settled in cash in October 2007.

        The Company accounts for its hedging activity in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires a company to measure hedge effectiveness by assessing, on a quarterly basis, the historical and probable future of high correlation of changes in the fair value of the hedged item. Any ineffective portion is recorded in the Company's statement of operations.

  Fair Value of Financial Instruments

        Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, notes payable and lease obligations. The fair value of the financial instruments does not significantly vary from their carrying amount included in the Company's consolidated financial statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2 "Partial Deferral to the Effective Date of Statement 157" ("FSP No. 157-2"), which is effective for fiscal years beginning after November 15, 2008 and defers the application of SFAS No. 157 for certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The Company adopted the provisions of SFAS No. 157 during its fiscal year ending December 31, 2008 as it relates to its interest rate swap agreements and currently is assessing the impact of the adoption of FSP No. 157-2. See Note 13 for further discussion.

  Debt Issuance Costs

        Unamortized financing fees and expenses of $31.0 and $37.1 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2008 and 2007, respectively, and are primarily due to the Company's borrowings related to the acquisition of Elk. See Note 4. Financing fees and expenses are amortized to interest expense over the life of the related debt on a straight-line basis, which approximates the effective interest rate method. In 2008, 2007 and 2006, the Company amortized $6.6, $9.3 and $4.3 million, respectively, related to such expenses.

  Software Development Costs

        Purchased software development costs of $11.0 and $9.9 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2008 and 2007, respectively. These costs are amortized to expense over a five year period. In 2008, 2007 and 2006, the Company amortized $4.1, $3.4 and $3.0 million, respectively, related to such costs.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss pass to the customer at the time of shipment.

  Shipping and Handling Costs

        Shipping and handling costs are included in selling, general and administrative expenses and amounted to $185.5, $192.5 and $174.6 million in 2008, 2007 and 2006, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred and are included in selling, general and administrative expenses and amounted to $19.0, $17.2 and $17.4 million in 2008, 2007 and 2006, respectively.

  Research and Development

        Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $8.1, $8.7 and $8.0 million in 2008, 2007 and 2006, respectively.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

  Warranty Claims

        The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 50 years, although certain product lines provide for a lifetime limited warranty. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products. The accrual for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. The Company believes that the accruals established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this accrual may be required. The Company provides product warranties, which are only subject to the disclosure requirements under FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

        The accrual for product warranty claims consists of the following, which for 2007 includes Elk from the date of acquisition:

	2008	2007
	(Thousands)
Balance, January 1	$44,724	$26,971
Charged to cost of products sold	19,079	20,997
Payments/deductions	(18,838)	(16,919)
Acquisition of Elk	—	13,675

Balance, December 31	$44,965	$44,724

  Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of its commercial roofing products. The life of these commercial warranties range from 10 to 20 years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the "Golden Pledge Warranty™" and "Peace of Mind™" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts". Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. The analysis of these warranty programs as of December 31, 2008 indicated that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized. However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

        At December 31, 2008 and 2007, the Company had deferred revenue of $77.8 and $70.8 million, of which $10.9 and $8.0 million is included in other current liabilities and $66.9 and $62.8 million is

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

included in other liabilities, respectively. At December 31, 2008 and 2007, the Company also had deferred costs of $53.0 and $46.6 million, of which $7.2 and $5.1 million is included in other current assets and $45.8 and $41.5 million is included in other assets.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to offset any deferred tax asset if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, the Company considers past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. The Company is party to a tax sharing agreement (the "Tax Sharing Agreement").

        The Company uses judgment in determining income tax provisions under SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109") and in evaluating its tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as defined by FIN 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"), which the Company adopted January 1, 2007, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company and its subsidiaries are examined by various Federal and state tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. See Note 9.

  Environmental Liabilities

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims."

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated and, reviews on an ongoing basis, its estimated environmental liabilities. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. The Company estimates that its liability as of December 31, 2008, in respect of assumed and other environmental liabilities, is $2.6 million, and expects insurance recoveries of $1.7 million. Insurance recoveries relate to amounts previously provided for in the consolidated balance sheets. The Company refers to these recoveries as "estimated recoveries." The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within accrued liabilities and other liabilities, and the estimated recoveries are included within other noncurrent assets. It is not currently possible to estimate the amount or range of any additional liabilities or whether any such liabilities exist.

  Pension and Other Postemployment Benefits

        The Company maintains defined benefit plans that provide eligible employees with retirement benefits. In addition, while the Company generally does not provide postretirement medical and life insurance benefits, it subsidizes life insurance benefits for certain employees and retirees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and its senior executives. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's discount rate as of December 31, 2008 and 2007 for determining projected benefit obligations was 6.25% and 6.25%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.2 million impact on pension expense and a plus or minus $1.5 million impact on the projected benefit obligation. The Company's expected long-term rate of return on assets assumption for its retirement plans was 9.5% in 2008 and 2007. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

  2001 Long-Term Incentive Plan

        The Company measures compensation in accordance with SFAS No. 123(R) "Share-Based Payment," which requires compensation costs related to share-based payments to be recognized in the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

financial statements. The Company measures compensation as the amount by which the Book Value (as defined in the Company's 2001 Long-Term Incentive Plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. See Note 15.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) and its components in the Company's consolidated financial statements include net income (loss), losses from derivative instruments and hedging activities, net of tax effect, pension plan adjustments, net of tax effect, and postretirement plan adjustments, net of tax effect. The Company has disclosed comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit).

        Changes in the components of accumulated other comprehensive income (loss) for the years 2008, 2007 and 2006 are as follows:

	Postretirement Plan Adjustment	Pension Plan Adjustment	Interest Rate Swap Adjustment	Treasury Lock Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2005	$—	$(5,410)	$—	$—	$(5,410)

Change for the year 2006, net of tax of $(3,197)	3,999	1,445	—	—	5,444

Balance, December 31, 2006	3,999	(3,965)	—	—	34

Change for the year 2007, net of tax of $14,484	(389)	(1,760)	(18,588)	(2,896)	(23,633)

Balance, December 31, 2007	3,610	(5,725)	(18,588)	(2,896)	(23,599)

Change for the year 2008, net of tax of $16,721	(500)	(2,159)	(25,093)	470	(27,282)

Balance, December 31, 2008	$3,110	$(7,884)	$(43,681)	$(2,426)	$(50,881)

  Concentration of Credit Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, trade receivables and the Company's derivative instruments. The Company places its temporary cash investments with highly-rated U.S. Government instruments, commercial paper of prime quality and certain time deposits. To reduce credit risk, the Company performs periodic credit evaluations of its customers while monitoring the credit worthiness of its customers to which it extends credit, but does not generally require advance payments or collateral. Concentration of credit risk with respect to trade receivables is generally limited other than to those significant customers as discussed in Note 18, as the Company's remaining customer base is comprised of a large number of other individual customers. The terms and conditions of the Company's credit type sales are specifically designed to mitigate concentration of credit risk with any single customer.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

The Company's long-term derivative instruments expose it to counterparty credit risk for nonperformance and to credit market risk related to changes in variable interest rates. The Company manages its exposure to counterparty credit risk through diversification of counterparties and manages its variable interest rate risk through its fixed income interest rate swaps. See Note 13 for further discussion.

  Reclassifications

        Certain reclassifications have been made to conform to current year presentation.

Note 3. Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments and was effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 beginning January 1, 2008 and, upon adoption, did not elect the fair value option for items within the scope of SFAS No. 159. Therefore, SFAS No. 159 did not have any impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R") which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations and is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R for its fiscal year beginning January 1, 2009 and, therefore, will apply SFAS No. 141R prospectively to any business combinations subsequent to that date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," ("SFAS No. 160"). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008, and upon adoption, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt SFAS No. 160 in its fiscal year beginning January 1, 2009, and the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Recent Accounting Pronouncements (Continued)

Company does not expect the adoption to have any impact on its results of operations or financial position as it does not have any noncontrolling interests.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. The Company will adopt the disclosure provisions of SFAS No. 161 for its fiscal year beginning January 1, 2009, which may increase disclosures in the financial statements related to the Company's derivative instruments.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets", ("FSP No. 142-3"), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP No. 142-3 is prohibited. The Company will adopt the provisions of FSP No. 142-3 for its fiscal year beginning January 1, 2009 and is currently evaluating the impact, if any, that FSP No. 142-3 will have on its financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board's amendments to Interim Audit Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company will adopt the provisions and evaluate the impact of SFAS No. 162 upon its effective date.

        In December 2008, the FASB issued FSP No. 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets" ("FSP No. 132(R)-1"), which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other post retirement plan. FSP No. 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt the provisions of FSP No. 132(R)-1 for its fiscal year beginning January 1, 2010, which will increase the disclosures in the financial statements related to the assets held by its defined pension and postretirement plans.

Note 4. Acquisition

        On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of Elk common shares at a purchase price of $43.50 per common share. On March 26, 2007, the Company acquired the remaining Elk common shares in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk, which became an indirect wholly-owned subsidiary of BMCA. The Company completed the acquisition at a purchase price of approximately $945.6 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and were repaid in March 2007.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Acquisition (Continued)

        The Company accounted for the Elk acquisition under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During its first quarter ended March 30, 2008, the Company completed its purchase price allocation of the assets acquired and liabilities assumed from Elk (see table below). The operating results of Elk are included in the Company's results of operations from the date of acquisition.

        The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

Goodwill	$588,850

Intangible assets	$214,420

Total assets acquired	$1,411,590
Total liabilities assumed	(465,941)

Net assets acquired	$945,649

        During the second quarter of 2007, the Company initiated a restructuring plan (the "2007 Restructuring Plan") (see Note 5), which it formulated in connection with the acquisition of Elk. Also, in connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF No. 95-3"), the Company identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of December 31, 2008 and 2007, the Company paid an aggregate of $2.9 and $2.5 million for employee severance costs, respectively, and $1.6 and $0.6 million for lease termination expenses, respectively. As of December 31, 2008, the Company expects to make approximately $4.2 million of aggregate lease termination payments through 2019. The Company's employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

Note 5. Restructuring and Other Expenses

        The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company's current cost structure. The 2007 Restructuring Plan has been fully implemented as of December 31, 2008. The Company accounts for its restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring."

2007 Restructuring and Other Expenses

        In connection with the acquisition of Elk, the Company identified $191.9 million in restructuring and other expenses in its fiscal year ended December 31, 2007, of which $97.0 million related to property, plant and equipment write-downs at certain existing manufacturing facilities and $25.1 million related to plant closing expenses. Restructuring and other expenses also included $2.0 million in

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Restructuring and Other Expenses (Continued)

employee severance payments and $67.8 million in integration-related expenses, which primarily consisted of $24.3 million of inventory-related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses.

        The Company recorded $181.0 million of the aforementioned restructuring and other expenses in its statement of operations during its fiscal year ended December 31, 2007, of which $15.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses.

2008 Restructuring and Other Expenses

        The Company identified an additional $64.1 million of restructuring and other expenses in its fiscal year ended December 31, 2008, which included $14.2 million of plant closing expenses, $3.3 million in employee severance payments and $46.6 million in integration-related expenses. Integration-related expenses primarily consisted of $26.9 million of inventory write-downs, $6.1 million of restructuring-related sales discounts and $13.6 million of other integration expenses.

        The Company recorded $73.2 million of the identified restructuring and other expenses in its statement of operations during its fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses. The Company expects to incur the remaining $1.8 million of identified integration and other expenses and to make the remaining cash payments related to its accrual when they are required.

        The table below details the Company's restructuring and other expense accruals and charges made against the accrual during its fiscal year ended December 31, 2008:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2007	$2,905	$—	$10,945	$13,850
Current period costs, net	17,791	3,259	52,169	73,219
Cash payments	(23,409)	(3,259)	(49,672)	(76,340)
Amount related to property, plant and equipment for asset adjustments	6,228	—	(354)	5,874
Amount charged to write-off inventory	(63)	—	(6,735)	(6,798)
Non-cash items	—	—	(1,148)	(1,148)

Ending balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657

        The Company's aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

Note 6. Goodwill

        The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company's methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill (Continued)

interest, taxes, depreciation and the amortization of intangibles and other assets ("EBITDA"). The Company's analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends and market and economic conditions. The Company's analysis related to multiples of net sales and EBITDA are based on related industry data. The Company prepared a SFAS No. 142 impairment analysis at December 31, 2008 and 2007 and determined that no impairment existed.

        The carrying amount of goodwill was $653.6 and $655.2 million as of December 31, 2008 and 2007. Such goodwill amounts to $648.1 and $649.7 million for the roofing products reporting unit and $5.5 and $5.5 million related to the specialty building products and accessories reporting unit as of December 31, 2008 and 2007, respectively.

Note 7. Intangible Assets

        The Company accounts for its intangible assets in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure related to actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of December 31, 2008, the Company has not recorded any impairment losses related to its intangible assets.

        Intangible assets consisted of the following:

		December 31, 2008			December 31, 2007
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
		(Thousands)
Intangible Assets Subject to Amortization:
Customer Relationships	20 yrs.	$138,350	$10,554	$127,796	$138,350	$3,634	$134,716
Trademark/Trade Names	15-25 yrs.	50,200	3,169	47,031	50,200	1,118	49,082
Core Technology	10 yrs.	23,200	3,525	19,675	23,200	1,205	21,995
Roofing Backlog—Current	1 yr	780	780	—	780	780	—
Computer Software	2 yrs.	190	142	48	190	48	142

Total Intangible Assets Subject to Amortization		$212,720	$18,170	$194,550	$212,720	$6,785	$205,935

Intangible Assets Not Subject to Amortization:
Regulatory Permits	Indefinite	1,700	—	1,700	1,700	—	1,700

Total Intangible Assets Not Subject to Amortization		$1,700	$—	$1,700	$1,700	$—	$1,700

Intangible Assets, net		$214,420	$18,170	$196,250	$214,420	$6,785	$207,635

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Intangible Assets (Continued)

        The aggregate intangible asset amortization expense for the Company's fiscal years ended December 31, 2008 and 2007 was $11.4 and $6.8 million, respectively. The following table summarizes, as of December 31, 2008, the amount of estimated amortization expense the Company expects to record in its statement of operations related to intangible assets for each of the next five years and thereafter.

(Thousands)
2009	$11,335
2010	11,288
2011	11,288
2012	11,288
2013	11,288
Thereafter	138,063

Total	$194,550

Note 8. Asbestos-related Bodily Injury Claims

        In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities of its indirect parent, G-I Holdings, for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber contained in products sold by G-I Holdings or its predecessors ("Asbestos Claims"). As of March 30, 1997, the Company paid all of its assumed liabilities for Asbestos Claims. G-I Holdings has agreed to indemnify the Company against any other existing or future Asbestos Claims if asserted against the Company. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought, and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy, which remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001.) The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claims against the Company.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Asbestos-related Bodily Injury Claims (Continued)

that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court. By order dated May 30, 2008, the District Court dismissed the BMCA Action without ruling on the merits of BMCA's position that it has no successor liability for Asbestos Claims. The District Court ruled that a Federal court declaratory judgment action was not the proper vehicle for resolving this issue. The District Court's ruling did not affect the preliminary injunction enjoining the prosecution of Asbestos Claims against BMCA, and the Company believes that it does not have liability for Asbestos Claims. Nevertheless, it is not possible to predict the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

        On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of present and future holders of asbestos-related claims, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

        On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of liabilities for Asbestos Claims (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company's bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against the Company and the holders of the Company's bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. By order dated August 22, 2008, the Bankruptcy Court stayed this authorization proceeding and other adversary proceedings effective upon the filing of a Joint Plan of Reorganization by G-I Holdings, the creditors' committee and the legal representative of present and future holders of asbestos-related claims. The Company believes the creditors' committee's avoidance claims are without merit and, in the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Asbestos-related Bodily Injury Claims (Continued)

event the stay is terminated, the Bankruptcy Court should not permit the creditors' committee to pursue such claims against the Company and the holders of its bank and bond debt as of 2000.

        The Company has been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors' committee and the legal representative of present and future holders of asbestos-related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation. The agreement is subject to a number of contingencies, but if the contingencies are met and the reorganization plan is confirmed, all of the actions described above will be resolved. If the bankruptcy is not resolved, the Company and G-I Holdings intend to vigorously defend all litigations related thereto. A Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on October 30, 2008. G-I Holdings filed a Second Amended Joint Plan of Reorganization of G-I Holdings with the Bankruptcy Court on December 3, 2008.

        If the reorganization plan is not confirmed and the Company is not successful in defending against one or more of the claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings and may render it unable to pay interest or principal on its Senior Secured Credit Facilities and Senior Notes (see Long-Term Debt below).

        For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 2, 9, 12 and 18.

Note 9. Income Taxes

        Income tax (expense) benefit, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Federal:
Current	$(1,846)	$884	$(15,772)
Deferred	(29,378)	76,955	(5,269)

Total Federal	(31,224)	77,839	(21,041)

State and local:
Current	3,773	(7,206)	(6,055)
Deferred	40	3,679	2,498

Total state and local	3,813	(3,527)	(3,557)

Income tax (expense) benefit	$(27,411)	$74,312	$(24,598)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

        The differences between the income tax (expense) benefit computed by applying the statutory Federal income tax rate to pre-tax income (loss), and the income tax (expense) benefit reflected in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Statutory (expense) benefit	$(27,598)	$73,093	$(22,172)
Impact of:
State and local taxes, net of Federal benefits	2,200	(2,385)	(2,312)
Other, net	(2,013)	3,604	(114)

Income tax (expense) benefit	$(27,411)	$74,312	$(24,598)

        The components of the net deferred tax liabilities are as follows:

	December 31,
	2008	2007
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$(69,630)	$(51,700)
Intangible assets	(81,496)	(85,264)

Total deferred tax liabilities	(151,126)	(136,964)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	95,803	79,083
Net operating loss carryforwards	37,481	45,664
Valuation allowance	(18,755)	(10,635)
Carryover credits	2,818	—

Total deferred tax assets	117,347	114,112

Net deferred tax liabilities	(33,779)	(22,852)
Deferred tax assets reclassified to current assets	(39,324)	(38,017)

Noncurrent deferred tax liabilities	$(73,103)	$(60,869)

        Based upon the level of historical taxable income, the reversal of temporary differences and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, the Company believes that it is more-likely-than-not that the Company will realize the benefits of its deductible temporary differences at December 31, 2008 and 2007 and that a valuation allowance is not required with respect to the Federal net operating loss carryforward (after-tax) of $14.7 million or Federal credit carryovers of $2.8 million. State net operating loss carryforwards (after-tax) of $4.0 million and $3.1 million at December 31, 2008 and December 31, 2007 are net of a valuation allowance for separate Company state filings of $18.8 million and $10.6 million, respectively.

        As of December 31, 2008 and 2007, the Company has included on its consolidated balance sheets a tax receivable from parent corporation of $8.4 and $10.0 million, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

(as defined below). The Company expects to utilize the remaining receivable balance at December 31, 2008 during 2009. In addition, as of December 31, 2007, the Company included on its consolidated balance sheet a tax receivable from the Internal Revenue Service (the "IRS") of $12.0 million related to the acquisition of Elk that was received in 2008.

        The Company and its subsidiaries entered into the Tax Sharing Agreement dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of Federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated Federal income tax return for the G Holdings' consolidated tax group, the Company is obligated to pay G Holdings an amount equal to those Federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G Holdings in future years, but cannot be carried back. The Company's unused tax attributes currently consist of a net operating loss carryforward of $42.1 million, which will not expire until 2027. If the Company were to leave the G Holdings' consolidated tax group, it would be required to pay to G Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had each filed its own separate Federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G Holdings' consolidated tax group, the Company is severally liable for certain Federal income tax liabilities of the G Holdings' consolidated tax group, including tax liabilities not related to its business, the Company should have no liability other than liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G Holdings makes all decisions with respect to all matters relating to taxes of the G Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the G Holdings' consolidated tax group for Federal income tax purposes.

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained for years in which the Company was part of the G-I Holdings tax group, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. G-I Holdings has filed an objection

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were not part of the G-I Holdings tax group, the Company nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. The Company believes that it will not be required to pay any incremental income tax to the Federal government with respect to this matter and that its ultimate disposition will not have a material adverse effect on its business, financial position or results of operations.

        The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and, as a result of the adoption, the Company reviewed certain tax positions and determined that it did not need to recognize any material adjustment to its tax accruals for uncertain tax positions upon the FIN 48 adoption date. At December 31, 2008 and December 31, 2007, the Company had approximately $13.2 and $18.0 million, respectively, of unrecognized tax benefits excluding any Federal tax benefit on unrecognized state tax benefits. All of the unrecognized tax benefits would affect the Company's effective tax rate if recognized.

        A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2008	2007
	(Thousands)
Balance, January 1	$17,965	$14,009
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	2,410	4,097
Reductions for tax positions of prior years	(3,369)	—
Lapses in statute of limitations	(26)	—
Settlements	(3,737)	(141)

Balance, December 31	$13,243	$17,965

        It is reasonably possible that as a consequence of the settlement of certain state tax matters, the balance of unrecognized tax benefits may decrease by a range of $0.1 million to $1.0 million during the next 12-month period.

        In August 2008, the Company paid $3.7 million in settlement of an outstanding state income tax matter related to tax years 1999 through 2006. In October 2008, the Company was assessed interest and penalties related to the tax matter, which the Company paid during its fourth quarter ended December 31, 2008. The interest and penalties did not have a material effect on the Company's statement of operations.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

        The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and December 31, 2007, the Company had $5.4 and $7.5 million, respectively, of accrued interest and penalties excluding any Federal tax benefit thereon.

        The Company and its subsidiaries are subject to United States Federal income tax as well as the income tax of multiple state jurisdictions. The Company has substantially concluded all United States Federal income tax audit proceedings for years through 2004. The tax years 2005 through 2008 have not been examined by the IRS. Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2008 are subject to examination by the major state taxing jurisdictions to which the Company is subject.

Note 10. Inventories

        At December 31, 2008 and 2007, $97.6 and $59.8 million, respectively, of inventories were valued using the LIFO method. Inventories as of December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
	(Thousands)
Finished goods	$271,373	$241,511
Work-in process	41,225	26,291
Raw materials and supplies	94,381	72,950

Total	406,979	340,752
Less LIFO reserve	(58,530)	(23,840)

Inventories, net	$348,449	$316,912

Note 11. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2008	2007
	(Thousands)
Land and land improvements	$54,268	$56,690
Buildings and building equipment	210,918	215,615
Machinery and equipment	702,084	670,171
Construction in progress	33,881	25,446

Total	1,001,151	967,922
Less accumulated depreciation and amortization	(345,882)	(295,109)

Property, plant and equipment, net	$655,269	$672,813

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Property, Plant and Equipment (Continued)

        Included in the net book value of machinery and equipment at December 31, 2008 and December 31, 2007 was $54.1 and $62.0 million of assets under capital leases. Depreciation expense for 2008, 2007 and 2006 was $72.4, $69.0 and $49.3 million, respectively, including amortization expense related to the Company's capital leases in 2008 and 2007. See Note 12 for a description of the Company's sale-leaseback and capital lease transactions. See Note 5 for the write-down of property, plant and equipment included in 2007 restructuring expenses.

        During 2008, the Company sold manufacturing facilities in Hollister, California and Stockton, California; property in Fresno, California; a distribution center in Waxahachie, Texas; and precious metals relating to its Nashville, Tennessee manufacturing facility.

Note 12. Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2008	2007
	(Thousands)
8% Senior Notes due 2008	$—	$4,874
7 3/4% Senior Notes due 2014	250,500	250,590
Borrowings under the Senior Secured Revolving Credit Facility	76,000	122,000
Term Loan	955,670	965,362
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	55,956	61,997
Industrial development revenue bond	2,820	7,710
Chester Loan	5,126	8,241
Other notes payable	7,693	8,251

Total	1,678,765	1,754,025
Less current maturities	(20,596)	(24,630)

Long-term debt less current maturities	$1,658,169	$1,729,395

        On February 22, 2007, BMCA and certain of its subsidiaries entered into the Senior Secured Revolving Credit Facility, the Term Loan, and a $325.0 million Bridge Loan Facility, which was subsequently replaced by a $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan") on March 15, 2007, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan (the "Senior Secured Credit Facilities"). The initial borrowings under the Senior Secured Credit Facilities were used to finance the purchase of Elk, refinance certain of BMCA's then outstanding debt and repay all of Elk's then outstanding senior notes of $195.0 million, which occurred on March 26, 2007.

        All amounts outstanding under the Senior Secured Revolving Credit Facility, which has a maturity date of February 2012, are secured by a first-priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof (the "Senior Secured Revolving Credit Facility Collateral").

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

        Credit availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150.0 million. Loans under this facility bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability-based pricing grid. The Senior Secured Revolving Credit Facility requires the Company to pay unused commitment fees. For 2008 and 2007, these commitment fees amounted to $0.6 and $0.7 million, respectively. The Senior Secured Revolving Credit Facility also provides for optional reductions by the Company in the overall $600.0 million commitment, under certain conditions and provides for optional and mandatory pre-payments of borrowings outstanding under the facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350.0 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

        All amounts outstanding under the Term Loan, which has a maturity date of February 2014, are secured by (i) a first-priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral") and (ii) a second-priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under this facility bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Term Loan, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate and Eurodollar Rate, if applicable. The Term Loan provides for optional and mandatory pre-payments under certain conditions and provides the borrowers with the ability to increase the size of the facility by up to $250.0 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100.0 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

        All amounts outstanding under the Junior Lien Term Loan, which has a maturity date of September 2014, are secured by (i) a second-priority perfected security interest in the Term Loan Collateral and (ii) a third-priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under this facility bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Junior Lien Term Loan at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate or Eurodollar Rate, as applicable. The Junior Lien Term Loan also provides for optional and mandatory prepayments under certain conditions.

        Under the terms of the Company's Senior Secured Credit Facilities, the borrowers are subject to interest coverage ratio financial covenants and leverage ratio financial covenants, both as defined. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the maturity dates of the Company's Senior Secured Credit Facilities could be accelerated by the holders of that indebtedness.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

        On February 22, 2007, as part of the Elk acquisition, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate $100.0 million principal amount outstanding of its 8% Senior Notes due 2007 ("2007 Notes") and $150.1 million, or 96.9%, of the aggregate $155.0 million principal amount outstanding of the 8% Senior Notes due 2008 ("2008 Notes"). On October 15, 2007 and December 1, 2008, the Company redeemed all of the remaining $2.5 and $4.9 million outstanding 2007 Notes and 2008 Notes, respectively, including accrued and unpaid interest on such notes through the date of redemption.

        In December 2007, the Company consummated a $30.0 and $15.0 million sale-leaseback, of certain machinery and equipment located at its Baltimore, Maryland and Gainesville, Texas manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13 "Accounting for Leases" ("SFAS No. 13"). The sale of the Baltimore machinery and equipment resulted in a deferred gain of $24.7 million, of which $3.1 million was amortized into its statement of operations during its fiscal year ended December 31, 2008 and the remaining amount will be amortized over the remaining life of the lease term. The Baltimore and Gainesville lease terms extend through December 2015 and December 2014, respectively, with early buyout options in September 2012 and December 2013, respectively.

        In December 2007, the Company also consummated lease extensions of its original operating leases of certain machinery and equipment located at its Michigan City, Indiana and Shafter, California manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13. The Michigan City and Shafter lease terms extend through September 2016 and December 2015, respectively, with early purchase options in September 2014 and September 2012, respectively.

        In April 2008, the Company repurchased and retired $4.8 million of industrial development revenue bond certificates issued by the Company with respect to the Mount Vernon, Indiana Industrial Development Revenue Bond issued in 1985. As of December 31, 2008, the Company had one remaining industrial development revenue bond certificate outstanding, which bears interest at a floating rate, which ranged between 0.7% and 7.25% during 2008, and is secured by letters of credit under the Senior Secured Revolving Credit Facility.

        In July 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014. In November 2004, the Company issued an additional $50.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 under an indenture dated July 2004, pursuant to which the Company previously issued its original $200.0 million of 7 3/4% Senior Notes due 2014, collectively (the "Senior Notes"). These additional Senior Notes rank equally with and formed a part of a single series with such original Senior Notes and have the same terms and conditions. The net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers discounts, commission and offering expenses and including the addition of the applicable premium on the Senior Notes issued in November 2004 were approximately $246.5 million. The original premium of approximately $0.9 million is included in long-term debt, will be amortized over the life of the Senior Notes, and as of December 31, 2008 amortized to $0.5 million.

        Under the terms and conditions of the Senior Notes, the noteholders have the right under the indenture governing such notes to require the Company to purchase the Senior Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change of control, as defined in the Senior Notes. Upon the expiration of this right, the Company would have the option to purchase the Senior Notes at a purchase price equal to 100% of the aggregate principal

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

amount, plus the applicable premium, as defined in the Senior Notes, together with any accrued and unpaid interest. The Company also has the option to redeem some or all of the Senior Notes beginning on August 1, 2009 through August 1, 2012, at specified redemption premiums, as defined in the Senior Notes. The Company's Senior Notes are secured by a first-priority lien on the Term Loan Collateral and a second-priority lien on the Senior Secured Revolving Credit Facility Collateral, in each case, having equal priority with the lien securing its obligations under the Term Loan.

        In July 2003, the Company entered into a $19.7 million secured loan (the "Chester Loan"), with the proceeds being used to repay a $19.7 million obligation associated with an early buyout option on a previously transacted capital lease on certain machinery and equipment at its Chester, South Carolina facility. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        As of December 31, 2008, the Company had total outstanding consolidated indebtedness of $1,731.6 million, which included $52.8 million of demand loans to its parent corporation and $20.6 million that matures prior to December 31, 2009. The Company's total outstanding consolidated indebtedness also included $76.0 million of borrowings outstanding under its Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

        As of December 31, 2008, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indenture governing the Senior Notes. As of December 31, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral and the Term Loan Collateral was $678.7 and $1,657.9 million, respectively.

        At December 31, 2008, the Company had outstanding letters of credit of approximately $43.1 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings. During 2008, the Company paid $0.1 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

        The fair values of the Company's Term Loan, Junior Lien Term Loan and Senior Notes at December 31, 2008 and 2007 are based upon quoted market prices as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
2008 Notes	$—	$—	$4,874	$4,874
Senior Notes	250,500	155,000	250,590	191,250
Term Loan	955,670	573,402	965,362	810,904
Junior Lien Term Loan	325,000	162,500	325,000	221,000

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

        The aggregate maturities of long-term debt as of December 31, 2008 for the next five years and thereafter are as follows:

	Total	Senior Secured Revolving Credit Facility	Term Loan	Junior Lien Term Loan	Senior Notes	Capital Leases	Chester Loan	Other
	(Thousands)
2009	$20,646	$—	$9,557	$—	$—	$6,743	$3,354	$992
2010	19,433	—	9,461	—	—	7,440	1,772	760
2011	18,281	—	9,367	—	—	8,266	—	648
2012	95,055	76,000	9,273	—	—	8,930	—	852
2013	19,400	—	9,180	—	—	9,360	—	860
Thereafter	1,505,950	—	908,832	325,000	250,000	15,217	—	6,901

Note 13. Fair Value Measurements

        SFAS No. 157 establishes a valuation hierarchy that prioritizes the inputs used to measure fair value based on three defined levels or criteria. The hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity's market assumptions. The three levels of inputs that may be used to measure fair value are as follows:

  •
  Level 1—Quoted prices for identical instruments in active markets;

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable: and

  •
  Level 3—Instruments whose significant inputs are unobservable and for which estimates of fair value are determined using related market data.

        The following is a description of the Company's hedging activity and the valuation methodologies the Company implemented for instruments measured at fair value (swaps), as well as the general classification of such instruments pursuant to the valuation hierarchy.

  Hedging Activity

  Interest Rate Swap Agreements

        In March 2007, the Company entered into forward-starting interest rate swap agreements, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. These swaps were initiated in order to hedge the interest rate risk associated with the Company's Term Loan, and they are structured that the Company receives interest based on three-month LIBOR and pays interest on a fixed rate basis. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

        The Company accounts for its swaps in accordance with SFAS No. 133, and as such its swaps are treated as cash flow hedges. As of December 31, 2008, based on SFAS No. 157 Level 2 inputs, the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements (Continued)

Company recognized a fair value liability on its interest rate swaps of $70.5 million, to other non-current liabilities (see table below), while the offset was recognized to other comprehensive loss, net of tax of $26.8 million. During 2008, the Company recorded $12.8 million of net interest expense related to its swaps in its statement of operations. For fiscal year ending December 31, 2009, the Company estimates approximately $18.2 million will be reclassified from accumulated other comprehensive loss and recognized into interest expense in its statement of operations, subject to changes in the LIBOR rate. This estimated amount will be approximately offset by lower interest expense associated with the Company's Term Loan. Additional future amounts may be reclassified from accumulated other comprehensive loss to interest expense if any portion of the Company's swaps become ineffective. The Company does not anticipate that any amount recorded in accumulated other comprehensive loss related to its swaps will be reclassified during its fiscal year ending December 31, 2009 due to ineffectiveness.

  Treasury Locks

        In July 2007, the Company entered into treasury locks with a maturity date of July 31, 2012, as additional hedging instruments related to its Term Loan. On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into its statement of operations over the life of the Term Loan pursuant to SFAS No. 133. The Company amortized $0.8 million of the loss related to its treasury locks into interest expense in its statement of operations during its fiscal year ended December 31, 2008 and will amortize $0.8 million annually through July 2012.

  Interest Rate Swap Valuation

        The Company values its interest rate swap agreements based on Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets. SFAS No. 157 requires that the valuation of derivative assets and liabilities must take into account the parties' nonperformance risk. The Company discounted the value of its derivative liabilities based on credit spread for its debt as determined by the market trading price.

        The following table summarizes the financial instruments measured at fair value as of December 31, 2008:

	Total Measured at Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Liabilities:
Fixed-income interest rate swap agreements	$70.5	$—	$70.5	$—

Total liabilities	$70.5	$—	$70.5	$—

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for eligible salaried employees. The Company contributes up to 7% of participants' compensation, as defined, and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. Under the terms of the defined contribution plan the Company can, at its discretion, terminate the fixed contribution portion of the plan. Effective January 1, 2009, the Company elected to terminate the fixed amount portion of the plan and adjusted eligible participant's compensation to reflect the termination of these benefits. The aggregate contributions by the Company were $6.6, $6.8 and $7.0 million for 2008, 2007 and 2006, respectively.

        The Company provides a defined contribution plan for eligible hourly employees. The Company contributes a discretionary matching contribution ranging between 0% and 50% of each participant's eligible contributions each year up to a maximum range of either $250 to $6,600 or 3% to 6% of salary, whichever is greater, for each participant, as defined. Certain participants also receive a contribution equal to 3.5% of their annual compensation regardless of whether the participants participate in the plan. Such contributions were $0.9, $1.0 and $1.1 million for 2008, 2007 and 2006, respectively.

        In connection with the acquisition of Elk, the Company adopted the Elk 401(k) Plan. Under the Elk 401(k) Plan, the Company may contribute a percentage of each Elk participant's annual compensation into the Elk 401(k) Plan to be invested among various defined alternatives at the participants' direction. Employees are vested immediately in the Company's matching contributions. All full-time Elk employees, except those covered by plans established through collective bargaining agreements, are eligible for participation upon date of hire.

        The Company contributes a 3% basic contribution and an additional $.50 for every $1.00 of employee contributions into the Elk 401(k) Plan limited to a maximum matching Company contribution of 2% of an employee's eligible compensation. The aggregate contributions by the Company for 2008 were $3.6 million.

        Beginning January 1, 2009 the Elk 401(k) Plan was liquidated and merged with the Company's existing defined contribution plan for eligible salaried employees and re-named the GAF Materials Corporation 401(k) Plan. There were no material changes to the provisions of the Company's existing defined contribution plan for salaried employees, as discussed above.

  Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

        In September 2006, the FASB issued SFAS No. 158, which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items previously deferred when applying SFAS Nos. 87 and 106 are now recognized as a component of accumulated other comprehensive income (loss), net of all applicable taxes. SFAS No. 158 also requires a fiscal year-end measurement date of plan assets and benefit obligations, eliminating the use of an earlier measurement date, which became effective for fiscal years ending after December 15, 2008. All other aspects of SFAS No. 158 were effective as of December 31, 2006. The Company's adoption of SFAS No. 158 during its fourth quarter of fiscal year ended December 31, 2006 did not have a material impact on its consolidated financial statements. See tables below.

        The Company's net periodic pension cost for the Retirement Plan included the following components:

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Service cost	$1,321	$1,694	$1,507
Interest cost	2,439	2,275	2,095
Expected return on plan assets	(3,167)	(3,302)	(2,990)
Amortization of unrecognized prior service cost	13	39	39
Amortization of net losses from earlier periods	432	201	360

Net periodic pension cost	$1,038	$907	$1,011

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

        The following tables set forth, for the years 2008 and 2007, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated balance sheets related to the Retirement Plan. The Company uses a December 31 measurement date for its retirement plan.

	December 31,
	2008	2007
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(39,842)	$(38,461)
Service cost	(1,321)	(1,694)
Interest cost	(2,439)	(2,275)
Actuarial gain (loss)	(5)	1,135
Benefits paid	1,628	1,453

Benefit obligation at end of year	$(41,979)	$(39,842)

Change in plan assets:
Fair value of plan assets at beginning of year	$33,470	$35,046
Actual return on plan assets	(756)	(909)
Employer contributions	1,330	786
Benefits paid	(1,628)	(1,453)

Fair value of plan assets at end of year	$32,416	$33,470

Amounts recognized in consolidated balance sheets under SFAS No. 158:
Noncurrent liabilities	$(9,563)	$(6,372)

Net amount recognized in consolidated balance sheets under SFAS No. 158	$(9,563)	$(6,372)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

	December 31,
	2008	2007
	(Thousands)
Amounts recognized in other comprehensive loss under SFAS No. 158:
Net actuarial loss	$12,524	$9,029
Prior service cost	89	102

Total	$12,613	$9,131

	December 31,
	2008	2007
	(Thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss	$3,927	$3,078
Recognized actuarial loss	(432)	(201)
Recognized prior service cost	(13)	(39)

Total recognized in other comprehensive loss	3,482	2,838

Total recognized in net periodic cost and other comprehensive loss	$4,521	$3,745

        The accumulated benefit obligation for the Retirement Plan was $42.0 and $39.8 million at December 31, 2008 and 2007, respectively.

        Information on actual and future expected benefit payments related to the Retirement Plan follows:

Actual benefit payments	(Thousands)
2006	$1,038
2007	1,453
2008	1,628

Future expected benefit payments
2009	$1,758
2010	1,904
2011	2,082
2012	2,289
2013	2,510
2014 through 2018	15,722

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

	Year ended December 31,
	2009 Expected	2008 Actual	2007 Actual	2006 Actual
	(Thousands)
Employer contributions:
Required	$4.2	$1.3	$0.8	$—
Additional discretionary	—	—	—	—

Total	$4.2	$1.3	$0.8	$—

        Weighted-average assumptions:

	December 31,
	2008	2007
Discount rate:
As of January 1 (for determining net periodic pension cost for years ended December 31)	6.25%	6.00%
As of December 31 (for determining projected benefit obligation at December 31)	6.25%	6.25%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	N/A	N/A

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Retirement Plan:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in Assumption:
25 basis point increase in discount rate	$-150.0	$-1,500.0
25 basis point decrease in discount rate	+150.0	+1,500.0
25 basis point increase in rate of return on assets	-80.0	N/A
25 basis point decrease in rate of return on assets	+80.0	N/A

        At December 31, 2008 and 2007, the asset allocations for the Retirement Plan, by asset category, are as follows:

	Plan Assets at December 31,
Asset Category:	2009 Target	2008 Actual	2007 Actual
Equity securities	40-60%	43%	45%
Fixed income securities	25-50%	26%	35%
Cash and equivalents	5-20%	27%	18%
Other	0-10%	4%	2%

Total		100%	100%

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

        With the assets in the Retirement Plan, the Company invests primarily in market-neutral absolute-return strategies which serve to minimize volatility while providing consistent positive returns and preserving capital. These investments include both equity and fixed income securities and may incorporate the use of options, futures and other financial instruments. Implementation of this policy involves investments with outside managers who have expertise in these strategies.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense for this plan was not significant for 2008, 2007 and 2006. The liability related to this plan was $1.2 and $1.2 million at December 31, 2008 and 2007, respectively, and is included within other liabilities.

  Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes life insurance benefits for certain employees and retirees. Such subsidies were reduced or ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan eliminating postretirement medical benefits affecting all current and future retirees.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2008	2007	2006
	(Thousands)
Service cost	$9	$14	$13
Interest cost	115	118	122
Amortization of unrecognized prior service cost	(570)	(570)	(619)
Amortization of net gains from earlier periods	(232)	(231)	(237)

Net periodic postretirement benefit	$(678)	$(669)	$(721)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

        The following table sets forth, for the years 2008 and 2007, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the consolidated balance sheets related to postretirement medical and life insurance benefits. The Company uses a December 31 measurement date for its postretirement medical and life insurance plan.

	December 31,
	2008	2007
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(1,962)	$(2,105)
Service cost	(9)	(14)
Interest cost	(115)	(118)
Actuarial gain (loss)	(3)	174
Benefits paid, net of participant contributions	227	101

Benefit obligation at end of year	$(1,862)	$(1,962)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	227	101
Participant contributions	5	10
Benefits paid	(232)	(111)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(1,862)	$(1,962)

Net amount recognized in consolidated balance sheets
as accrued benefit cost	$(1,862)	$(1,962)

Amounts recognized in consolidated balance sheets under SFAS No. 158:
Noncurrent assets	$—	$—
Current liabilities	(204)	(203)
Noncurrent liabilities	(1,658)	(1,759)

Net amount recognized in consolidated balance sheets under SFAS No. 158	$(1,862)	$(1,962)

Amounts recognized in other comprehensive income (loss) under SFAS No. 158:
Net actuarial gain	$(2,572)	$(2,808)
Prior service cost	(2,342)	(2,912)

Total	$(4,914)	$(5,720)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

	December 31,
	2008	2007
	(Thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	$3	$(174)
Recognized actuarial gain	232	231
Recognized prior service credit	571	570

Total recognized in other comprehensive loss	806	627

Total recognized in net periodic (benefit) cost and other comprehensive loss	$128	$(42)

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's cash flows from operations as they are incurred. The Company expects to contribute approximately $0.2 million to the plan in 2009, which are related to postretirement life insurance expenses. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

Actual benefit payments	(Thousands)
2006	$180
2007	111
2008	232
Future expected benefit payments
2009	$211
2010	205
2011	198
2012	190
2013	181
2014 through 2018	755

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2004 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Effective March 1, 2005, the Company amended the plan eliminating postretirement retiree medical benefits affecting all current and future retirees.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Benefit Plans (Continued)

        Weighted-average assumptions:

	December 31,
	2008	2007
Discount rate:
As of January 1 (for determining net periodic benefit cost for years ended December 31)	6.25%	6.00%
As of December 31 (for determining postretirement benefit obligation)	6.25%	6.25%

Note 15. 2001 Long-Term Incentive Plan and Preferred Stock Option Plan

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vested ratably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2008, shares or options to purchase 400,000 shares of Preferred Stock remain available for future grant under the 1996 Plan. No shares or options were granted in 2008, 2007 and 2006.

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan (the "2001 LTIP"), which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible employees. The 2001 Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years. The Committee, in its sole discretion, may issue options with any vesting schedule, other than normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with the Company or any subsidiary for any reason. If, after a change in control of the Company, as defined in the 2001 LTIP, an employee's employment is terminated within twelve months of the change of control by the Company for any reason other than Good Cause, as defined in the 2001 LTIP, as a result of death or permanent disability, or by the employee for Good Reason, as defined in the 2001 LTIP, all Incentive Units will become fully and immediately vested. Vested Incentive Units are exercised on the earlier of: (i) the sixth anniversary of the date the Incentive Unit was granted; (ii) a specified date elected by an employee; and (iii) either one year after the employee's termination of employment with the Company

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. 2001 Long-Term Incentive Plan and Preferred Stock Option Plan (Continued)

due to retirement, or the date of the employee's termination of employment for reasons other than due to retirement.

        The value of Incentive Units is calculated at the end of each fiscal quarter based on Book Value (as defined in the 2001 LTIP) at that date less the Book Value as of the date of grant divided by 1,000,010. Upon exercise of an Incentive Unit, a participant receives in cash the excess, if any, of the value of such Incentive Unit as of the end of the fiscal quarter immediately proceeding the exercise date (except in the event the exercise is within thirty days of the end of a fiscal quarter, in which case the value will be calculated as of the end of such fiscal quarter), over the initial value of such Incentive Unit, subject to all appropriate income tax withholdings. Accordingly, the dollar value of future payouts is not readily ascertainable.

        The 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000. In December 2005, the Committee exercised its rights to amend the 2001 LTIP, and extended the term of the 2001 LTIP through December 2007. In December 2007, the Committee further extended the term of the 2001 LTIP through December 2009. In December 2008, the Committee amended the 2001 LTIP to eliminate the termination date provision allowing the Committee to terminate the 2001 LTIP at its discretion.

        The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:

	Year Ended December 31,
	2008	2007	2006
Incentive Units outstanding, January 1,	99,120	98,633	146,814
Granted	17,375	45,589	6,200
Exercised	(18,686)	(38,387)	(41,087)
Forfeited	(7,341)	(6,715)	(13,294)

Incentive Units outstanding, December 31,	90,468	99,120	98,633

Vested Units outstanding, December 31,	33,702	38,750	55,753

        The initial value of the 17,000 incentive units granted on January 1, 2008 was $592.01, and the 375 incentive units granted on October 1, 2008 was $687.97. The initial value of the 8,000 incentive units granted on July 2, 2007 and the 37,589 incentive units granted on January 1, 2007 was $589.43 and $583.08, respectively. The initial value of the 800 incentive units granted on July 1, 2006 and the 5,400 incentive units granted on January 1, 2006 was $569.74 and $534.19, respectively.

        Compensation expense for such Incentive Units was $8.5, $1.2 and $6.4 million in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the 2001 Long-Term Incentive Plan liability amounted to $12.9 and $9.7 million respectively, and was included in accrued liabilities.

Note 16. Business Segment Information

        The Company is a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line consists of laminated and asphalt strip shingles. Sales of residential roofing products in 2008, 2007 and

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Business Segment Information (Continued)

2006 were $2,133.9, $1,727.9 and $1,451.4 million and represented approximately 78%, 75% and 74%, respectively, of the Company's net sales and included in 2008 and 2007, $6.1 and $15.1 million, respectively, of restructuring-related sales discounts. The Company's commercial roofing product line includes a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Sales of commercial roofing products and accessories in 2008, 2007 and 2006 were $479.0, $439.8 and $442.2 million and represented approximately 17%, 19% and 22%, respectively, of the Company's net sales. Sales of specialty building products and accessories products in 2008, 2007 and 2006 were $136.0, $142.4 and $75.6 million and represented approximately 5%, 6% and 4%, respectively, of the Company's net sales.

        The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function—the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services is similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories products did not meet quantitative thresholds in 2008, 2007 and 2006 to be considered as a reportable segment.

Note 17. Related Party Transactions

        Included in the consolidated balance sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2008	2007
	(Thousands)
Tax receivable from parent corporation	$8,400	$10,016

Payable to related parties	$(21,153)	$(16,133)

Loans payable to parent corporation	$(52,840)	$(52,840)

Loans receivable from parent corporation, included in Stockholders' Equity	$56,348	$56,224

        The Company makes loans to, and borrows from, its parent corporations from time to time at interest rates ranging from 3.25% to 7.25% in 2008. At December 31, 2008 and 2007, BMCA Holdings Corporation owed the Company $56.3 and $56.2 million, including interest of $1.1 and $1.0 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $3.4, $5.0 and $4.9 million in 2008, 2007 and 2006, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $3.3, $4.8 and $4.7 million in 2008, 2007 and 2006, respectively. Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Related Party Transactions (Continued)

Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indenture governing the Company's Senior Notes at December 31, 2008, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions.

        During 2008 and 2006, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, the Company declared and paid cash dividends of $7.5 and $15.0 million, respectively, to its parent corporation. In 2007, the Company did not declare or pay a cash dividend to its parent corporation.

        As of December 31, 2008 and 2007, the Company has included on its consolidated balance sheets a tax receivable from parent corporation of $8.4 and $10.0 million, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement. The Company expects to utilize the remaining receivable balance at December 31, 2008 during 2009. See Notes 9 and 18.

        Mineral Products:    The Company and its subsidiaries purchased a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and an affiliate of International Specialty Products Inc. and its subsidiaries ("ISP"), which is also an affiliate of BMCA. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the years ended December 31, 2008 and 2007, the Company and its subsidiaries purchased $40.6 and $10.5 million, respectively, of roofing granules under this arrangement.

        In addition to the granules products purchased by the Company, under the above purchase order basis, the balance of its granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the years ended December 31, 2008 and 2007, the Company purchased $83.2 and $95.8 million of roofing granules, respectively.

        Management Agreements:    Pursuant to a management agreement, a subsidiary of ISP provides certain general management, administrative, legal and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated to $7.3, $6.7 and $6.1 million for 2008, 2007 and 2006, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2008 and 2007 was $0.9 and $0.5 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2008, 2007 and 2006 was approximately $0.9, $0.8 and $0.9 million, respectively. The Company also allocates a portion of the management fees payable by the Company under the management agreement as lease payments for the use of the Company's headquarters.

        Tax Sharing Agreement:    See Note 9.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments and Contingencies

        The Company's parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership, see Note 9. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, distributions from subsidiaries (principally the Company). See Notes 8, 9 and 17.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indenture relating to the Senior Notes and the Senior Secured Revolving Credit Facility on payments by the Company to its parent corporations.

        During the twelve months ending December 31, 2009, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the Senior Secured Revolving Credit Facility and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 8, 9, 12 and 17.

        At December 31, 2008, the Company had outstanding letters of credit of approximately $43.1 million under the Senior Secured Revolving Credit Facility, which includes approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings. See Note 8.

        In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of one to two times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six-month period following the change in control event, as defined. At December 31, 2008 the aggregate value of the employment security agreements was $5.4 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements amounting to $89.9 million at December 31, 2008 payable over the next five years. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

        The leases for certain property, plant and equipment at certain of the Company's glass mat and roofing facilities are accounted for as capital leases, see Note 12. The Company is also a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $45.5, $52.2 and $42.6 million for

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments and Contingencies (Continued)

2008, 2007 and 2006, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2008 were as follows:

Operating Leases
(Thousands)
2009	$19,061
2010	16,785
2011	12,241
2012	9,858
2013	9,387
Thereafter	21,895

Total minimum payments	$89,227

        Included in net sales in 2008 were net sales to two customers of 15% and 14%, respectively, in 2007, 13% and 14%, respectively, and in 2006, 16% and 13%, respectively. No other customer accounted for more than 10% of net sales in 2008, 2007 or 2006.

        The Company includes in other expense, net certain legal fees related to its business. For 2008, 2007 and 2006 the Company included $4.8, $4.9 and $3.8 million, respectively, of legal fees in other expense, net.

Note 19. Guarantor Financial Information

        At December 31, 2008, all of the Company's subsidiaries, each of which is wholly-owned by the Company, including Elk, are guarantors under the Company's Senior Secured Credit Facilities and the indenture governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation, a wholly-owned subsidiary of the Company, was a co-obligor on the 8% Senior Notes due 2007, which were redeemed during 2007. In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Credit Facilities.

        Presented below is condensed consolidating financial information for the Company, the co-obligor subsidiaries and the guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company and the guarantor subsidiaries are not included herein, because the guarantees are full, unconditional and joint and several.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2008
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,642,994	$30,960	$74,955	$—	$2,748,909
Intercompany net sales	—	698,223	4,067,025	(4,765,248)	—

Total net sales	2,642,994	729,183	4,141,980	(4,765,248)	2,748,909

Costs and expenses:
Cost of products sold	2,302,889	721,331	3,709,267	(4,765,248)	1,968,239
Selling, general and administrative	274,882	33,417	177,921	—	486,220
Amortization of intangible assets	—	11,386	—	—	11,386
Restructuring and other expenses	—	5,279	34,982	—	40,261
Other expense, net	3,365	65	1,602	—	5,032

Total costs and expenses, net	2,581,136	771,478	3,923,772	(4,765,248)	2,511,138

Income (loss) before equity in earnings (loss) of subsidiaries, interest expense and income taxes	61,858	(42,295)	218,208	—	237,771
Equity in earnings of subsidiaries	70,322	—	—	(70,322)	—
Interest expense	(90,798)	(25,120)	(43,003)	—	(158,921)

Income (loss) before income taxes	41,382	(67,415)	175,205	(70,322)	78,850
Income tax (expense) benefit	10,057	23,433	(60,901)	—	(27,411)

Net income (loss)	$51,439	$(43,982)	$114,304	$(70,322)	$51,439

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2007
(Thousands)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,725,601	$494,785	$89,687	$—	$2,310,073
Intercompany net sales	—	1,319,682	1,525,007	(2,844,689)	—

Total net sales	1,725,601	1,814,467	1,614,694	(2,844,689)	2,310,073

Costs and expenses:
Cost of products sold	1,472,000	1,657,000	1,411,273	(2,844,689)	1,695,584
Selling, general and administrative	225,167	232,391	38,658	—	496,216
Amortization of intangible assets	—	6,785	—	—	6,785
Restructuring and other expenses	8,849	74,710	58,084	—	141,643
Other income, net	(2,121)	(561)	(73)	—	(2,755)

Total costs and expenses	1,703,895	1,970,325	1,507,942	(2,844,689)	2,337,473

Income (loss) before equity in earnings (loss) of subsidiaries, interest expense and income taxes	21,706	(155,858)	106,752	—	(27,400)
Equity in earnings (loss) of subsidiaries	(71,448)	—	—	71,448	—
Interest expense	(119,623)	(28,818)	(32,997)	—	(181,438)

Income (loss) before income taxes	(169,365)	(184,676)	73,755	71,448	(208,838)
Income tax (expense) benefit	34,839	65,708	(26,235)	—	74,312

Net income (loss)	$(134,526)	$(118,968)	$47,520	$71,448	$(134,526)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2006
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,859,910	$—	$109,260	$—	$1,969,170
Intercompany net sales	1,384	1,151,622	79,655	(1,232,661)	—

Total net sales	1,861,294	1,151,622	188,915	(1,232,661)	1,969,170

Costs and expenses, net:
Cost of products sold	1,438,718	1,014,447	175,872	(1,232,661)	1,396,376
Selling, general and administrative	333,177	82,435	32,043	—	447,655
Other (income) expense, net	249	69	(36)	—	282
Intercompany licensing (income) expense, net	74,452	26,253	(100,705)	—	—
Transition service agreement (income) expense	100	(100)	—	—	—

Total costs and expenses, net	1,846,696	1,123,104	107,174	(1,232,661)	1,844,313

Income before equity in earnings of subsidiaries, interest expense and income taxes	14,598	28,518	81,741	—	124,857
Equity in earnings of subsidiaries	50,878	—	—	(50,878)	—
Interest expense	(34,412)	(7,717)	(19,380)	—	(61,509)

Income before income taxes	31,064	20,801	62,361	(50,878)	63,348
Income tax (expense) benefit	7,686	(8,075)	(24,209)	—	(24,598)

Net income	$38,750	$12,726	$38,152	$(50,878)	$38,750

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$36,722	$65	$250	$—	$37,037
Accounts receivable, trade, net	189,245	1,491	8,497	—	199,233
Accounts receivable, other	2,298	727	7,872	—	10,897
Inventories, net	—	90,999	257,450	—	348,449
Deferred income tax assets	39,324	—	—	—	39,324
Other current assets	7,894	1,329	7,849	—	17,072

Total Current Assets	275,483	94,611	281,918	—	652,012
Investment in subsidiaries	1,627,346	—	—	(1,627,346)	—
Intercompany loans including accrued interest	1,587,885	(867,963)	(719,922)	—	—
Due from/to subsidiaries, net	(1,723,842)	670,948	1,052,894	—	—
Property, plant and equipment, net	—	274,194	381,075	—	655,269
Goodwill	59,323	588,850	5,471	—	653,644
Intangible assets, net	—	196,250	—	—	196,250
Income tax receivable from parent corporation	8,400	—	—	—	8,400
Other noncurrent assets	82,842	7,487	24,410	—	114,739

Total Assets	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$9,557	$676	$10,363	$—	$20,596
Accounts payable	—	18,400	137,630	—	156,030
Payable to related parties	1,225	—	19,928	—	21,153
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	52,508	12,953	68,880	—	134,341
Product warranty claims	12,600	3,600	—	—	16,200

Total Current Liabilities	128,730	35,629	236,801	—	401,160
Long-term debt less current maturities	1,597,614	3,647	56,908	—	1,658,169
Product warranty claims	28,358	307	100	—	28,765
Deferred income tax liabilities	73,103	—	—	—	73,103
Other liabilities	169,488	8,242	21,243	—	198,973

Total Liabilities	1,997,293	47,825	315,052	—	2,360,170
Total Stockholders' Equity (Deficit)	(79,856)	916,552	710,794	(1,627,346)	(79,856)

Total Liabilities and Stockholders' Equity (Deficit)	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007
(Thousands)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,936	$4,388	$—	$6,324
Accounts receivable, trade, net	198,781	3,753	8,323	—	210,857
Accounts receivable, other	2,229	4,651	3,912	—	10,792
Income tax receivable	—	11,968	—	—	11,968
Inventories, net	—	89,735	227,177	—	316,912
Deferred income tax assets	38,017	—	—	—	38,017
Other current assets	5,644	1,985	6,069	—	13,698

Total Current Assets	244,671	114,028	249,869	—	608,568
Investment in subsidiaries	1,557,024	—	—	(1,557,024)	—
Intercompany loans including accrued interest	767,084	(194,715)	(572,369)	—	—
Due from/(to) subsidiaries, net	(787,818)	5,110	782,708	—	—
Property, plant and equipment, net	—	297,942	374,871	—	672,813
Goodwill	40,080	590,405	24,715	—	655,200
Intangible assets, net	—	207,635	—	—	207,635
Income tax receivable from parent corporation	10,016	—	—	—	10,016
Other noncurrent assets	86,604	11,963	21,592	—	120,159

Total Assets	$1,917,661	$1,032,368	$881,386	$(1,557,024)	$2,274,391

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$14,530	$670	$9,430	$—	$24,630
Accounts payable	21	32,026	110,203	—	142,250
Payable to related parties	992	—	15,141	—	16,133
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	63,402	18,412	54,162	—	135,976
Product warranty claims	13,500	—	—	—	13,500
Discontinued operations—current liabilities	—	560	—	—	560

Total Current Liabilities	145,285	51,668	188,936	—	385,889
Long-term debt	1,653,298	4,400	71,697	—	1,729,395
Product warranty claims	25,755	5,369	100	—	31,224
Deferred income tax liabilities	60,869	—	—	—	60,869
Other liabilities	128,772	10,397	24,163	—	163,332

Total Liabilities	2,013,979	71,834	284,896	—	2,370,709
Total Stockholders' Equity (Deficit)	(96,318)	960,534	596,490	(1,557,024)	(96,318)

Total Liabilities and Stockholders' Equity (Deficit)	$1,917,661	$1,032,368	$881,386	$(1,557,024)	$2,274,391

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$—	$1,936	$4,388	$6,324

Cash provided by operating activities:
Net income (loss)	(18,883)	(43,982)	114,304	51,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	27,897	44,498	72,395
Amortization of intangible and other assets	—	11,386	4,092	15,478
Restructuring and other expenses	6,085	20,183	46,951	73,219
Deferred income taxes	29,338	—	—	29,338
Noncash interest charges	6,982	1,170	826	8,978
Increase in working capital items	(9,783)	(18,943)	(47,169)	(75,895)
Increase (decrease) in product warranty claims	1,703	(1,462)	—	241
(Increase) decrease in other assets	(4,015)	795	(7,228)	(10,448)
Increase (decrease) in other liabilities	(4,045)	162	163	(3,720)
Increase (decrease) in net payable to related parties/parent corporations	98,180	7,039	(98,583)	6,636
Other, net	—	1,340	(19,830)	(18,490)

Net cash provided by operating activities	105,562	5,585	38,024	149,171

Cash used in investing activities:
Capital expenditures	—	(16,439)	(49,407)	(65,846)
Proceeds from sale of assets	—	9,710	21,443	31,153

Net cash used in investing activities	—	(6,729)	(27,964)	(34,693)

Cash used in financing activities:
Proceeds from issuance of long-term debt	1,083,000	—	—	1,083,000
Repayments of long-term debt	(1,143,569)	(727)	(3,356)	(1,147,652)
Purchase of industrial development revenue bond certificates issued by the Company	—	—	(4,800)	(4,800)
Principal repayments of capital leases	—	—	(6,042)	(6,042)
Distributions to parent corporation	(71)	—	—	(71)
Dividends to parent corporation	(7,500)	—	—	(7,500)
Loan to parent corporation	(124)	—	—	(124)
Financing fees and expenses	(576)	—	—	(576)

Net cash used in financing activities	(68,840)	(727)	(14,198)	(83,765)

Net change in cash and cash equivalents	36,722	(1,871)	(4,138)	30,713

Cash and cash equivalents, end of year	$36,722	$65	$250	$37,037

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007
(Thousands)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$18	$1,870	$5,889	$7,777

Cash provided by (used in) operating activities:
Net income (loss)	(63,078)	(118,968)	47,520	(134,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	59,101	9,905	69,006
Amortization of intangible and other assets	—	10,242	—	10,242
Restructuring and other expenses	23,531	99,158	58,323	181,012
Deferred income taxes	(80,635)	—	—	(80,635)
Noncash interest charges	8,400	370	679	9,449
Decrease in working capital items	9,949	19,235	26,179	55,363
Increase (decrease) in product warranty claims	1,469	(291)	(301)	877
(Increase) decrease in other assets	(5,863)	394	(908)	(6,377)
Increase (decrease) in other liabilities	8,983	(1,258)	33	7,758
Change in net receivable from/payable to related parties/parent corporations	(1,063,271)	1,198,901	(126,333)	9,297
Other, net	—	(3,885)	611	(3,274)

Net cash provided by (used in) operating activities	(1,160,515)	1,262,999	15,708	118,192

Cash used in investing activities:
Acquisition of ElkCorp, net of cash acquired of $0.1 million	—	(945,295)	—	(945,295)
Capital expenditures and acquisitions	—	(54,131)	(30,380)	(84,511)
Proceeds from sale of assets	—	6,755	—	6,755

Net cash used in investing activities	—	(992,671)	(30,380)	(1,023,051)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	2,431,849	25,900	—	2,457,749
Repayments of long-term debt	(1,229,608)	(327,983)	(8)	(1,557,599)
Proceeds from sale-leasebacks	—	30,038	14,962	45,000
Settlement of treasury lock hedges	(4,896)	—	—	(4,896)
Distribution to parent corporation	(171)	—	—	(171)
Loan to parent corporation	(193)	—	—	(193)
Financing fees and expenses	(36,484)	—	—	(36,484)

Net cash provided by (used in) financing activities	1,160,497	(272,045)	14,954	903,406

Net change in cash and cash equivalents	(18)	(1,717)	282	(1,453)

Cash and cash equivalents, end of year	$—	$153	$6,171	$6,324

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$9	$180	$6,693	$6,882

Cash provided by (used in) operating activities:
Net income (loss)	(12,128)	12,726	38,152	38,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,155	38,093	7,073	49,321
Amortization	—	2,993	—	2,993
Deferred income taxes	2,770	—	—	2,770
Noncash interest charges, net	3,262	1,334	—	4,596
(Increase) decrease in working capital items	49,088	(54,107)	(2,129)	(7,148)
Decrease in product warranty claims	(825)	—	—	(825)
(Increase) decrease in other assets	(6,154)	(5,910)	100	(11,964)
Increase (decrease) in other liabilities	7,658	—	(7)	7,651
Change in net receivable from/payable to related parties/parent corporations	(59,228)	41,871	2,894	(14,463)
Other, net	(42)	(156)	1,070	872

Net cash provided by (used in) operating activities	(11,444)	36,844	47,153	72,553

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of a manufacturing facility	(13,612)	(25,886)	(47,952)	(87,450)

Net cash used in investing activities	(13,612)	(25,886)	(47,952)	(87,450)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	824,000	—	—	824,000
Repayments of long-term debt	(781,000)	(2,943)	(5)	(783,948)
Repurchase of industrial development revenue bond certificates	—	(6,325)	—	(6,325)
Distributions to parent corporation	(521)	—	—	(521)
Dividends to parent corporation	(15,000)	—	—	(15,000)
Loan to parent corporation	(191)	—	—	(191)
Financing fees and expenses	(2,223)	—	—	(2,223)

Net cash provided by (used in) financing activities	25,065	(9,268)	(5)	15,792

Net change in cash and cash equivalents	9	1,690	(804)	895

Cash and cash equivalents, end of year	$18	$1,870	$5,889	$7,777

BUILDING MATERIALS CORPORATION OF AMERICA

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2008 by Quarter				2007 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales(1)	$570.3	$737.1	$852.8	$588.7	$530.0	$663.3	$680.7	$436.1
Cost of products sold(1)	424.9	515.9	602.5	424.9	392.9	486.0	493.4	323.3

Gross profit	$145.4	$221.2	$250.3	$163.8	$137.1	$177.3	$187.3	$112.8

Income (loss) before interest expense and income taxes(1)	$14.9	$85.9	$94.5	$42.5	$25.5	$(14.7)	$25.7	$(63.9)
Interest expense(2)	(39.9)	(40.0)	(39.5)	(39.5)	(49.3)	(45.7)	(44.3)	(42.1)

Income (loss) before income taxes	(25.0)	45.9	55.0	3.0	(23.8)	(60.4)	(18.6)	(106.0)
Income tax (expense) benefit	10.0	(18.1)	(20.3)	0.9	8.5	15.9	7.4	42.5

Net income (loss)	$(15.0)	$27.8	$34.7	$3.9	$(15.3)	$(44.5)	$(11.2)	$(63.5)

(1)
The operating results for 2008 include $73.2 million of restructuring and other expenses, of which $6.1 million was included as a reduction in net sales due to restructuring-related sales discounts and $26.9 million was included in cost of products sold related to the acquisition of Elk. The operating results for 2007 include $181.0 million of restructuring and other expenses, of which $15.1 million was included as a reduction in net sales due to restructuring-related sales discounts and $24.3 million was included in cost of products sold.

(2)
Interest expense for 2007 includes $23.2 million of debt restructuring costs related to the acquisition of Elk.

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2008

Description	Balance January 1, 2008	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2008
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$3,430	$6,815		$620	(b)	$—	$9,625
Allowance for customer incentives	64,832	487,415	(a)	457,053		—	95,194
Reserve for inventory market valuation	21,116	3,120	(f)	14,446	(f)	—	9,790
Product warranty claims	44,724	19,079		18,838		—	44,965

Year Ended December 31, 2007

Description	Balance January 1, 2007	Charged to Sales or Expenses		Deductions		Other		Balance December 31, 2007
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,319	$1,588		$1,948	(b)	$2,471	(c)	$3,430
Allowance for customer incentives	50,942	372,174	(a)	387,394	(d)	29,110	(e)	64,832
Reserve for inventory market valuation	2,224	40,009	(f)	21,689	(f)	572	(g)	21,116
Product warranty claims	26,971	20,997		16,918		13,674	(h)	44,724

Year Ended December 31, 2006

Description	Balance January 1, 2006	Charged to Sales or Expenses		Deductions		Other		Balance December 31, 2006
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$2,310	$(1,017)		$(26	)(b)	$—		$1,319
Allowance for customer incentives	74,505	270,302	(a)	293,865		—		50,942
Reserve for inventory market valuation	4,756	135		2,667		—		2,224
Product warranty claims	31,202	21,220		22,951		(2,500	)(i)	26,971

Notes:

(a)
Amount charged to net sales, which included ElkCorp ("Elk") for 2007 from February 22, 2007 ("date of acquisition").

S-1

(b)
Represents write-offs of uncollectible accounts net of recoveries, which included Elk for 2007 from the date of acquisition.

(c)
Represents allowance for doubtful accounts balance related to the acquisition of Elk.

(d)
Deductions included Elk for 2007 from the date of acquisition.

(e)
Represents allowance for customer incentives related to the acquisition of Elk.

(f)
Amounts include purchase accounting and restructuring activity related to the acquisition of Elk from the date of acquisition.

(g)
Represents reserve for inventory market valuation balance acquired from Elk.

(h)
Represents warranty reserve balance acquired from Elk.

(i)
Represents FTB No. 90-1 and SAB No. 108 adjustments.

S-2